Form 10-Q
period 2010-06-30
Edgen Murray II, L.P.
filed 2010-09-15
CIK 1487544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-165928

EDGEN MURRAY II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8864225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18444 Highland Road Baton Rouge, LA	70809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (225) 756-9868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated balance sheet

As of June 30, 2010 and December 31, 2009

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,512	$65,733
Accounts receivable—net of allowance for doubtful accounts of $1,986 and $2,628, respectively	96,397	108,006
Inventory	159,433	155,555
Income tax receivable	28,137	21,840
Prepaid expenses and other current assets	6,239	10,189
Deferred tax asset—net	36	2,833

Total current assets	356,754	364,156

PROPERTY, PLANT, AND EQUIPMENT—Net	47,809	43,342
GOODWILL	22,173	83,280
OTHER INTANGIBLE ASSETS	47,653	57,286
OTHER ASSETS	657	190
DEFERRED TAX ASSET—Net	20	20
DEFERRED FINANCING COSTS	13,941	15,186

TOTAL	$489,007	$563,460

(Continued)

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated balance sheet

As of June 30, 2010 and December 31, 2009

(In thousands)

	June 30, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts and short-term loans	$2	$2
Accounts payable	74,045	64,332
Accrued expenses and other current liabilities	13,384	20,875
Income tax payable	2,534	2,275
Deferred revenue	2,747	6,091
Accrued interest payable	29,817	2,617
Deferred tax liability—net	—	—
Current portion of capital lease	295	303
Current portion of long-term debt	—	4,916

Total current liabilities	122,824	101,411

DEFERRED TAX LIABILITY—Net	6,245	13,045
OTHER LONG-TERM LIABILITIES	406	499
CAPITAL LEASE	16,264	17,646
LONG-TERM DEBT	460,955	460,638

Total liabilities	606,694	593,239

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT:
General partner	1	1
Limited partners	(117,688)	(29,780)

Total partners’ deficit	(117,687)	(29,779)

TOTAL	$489,007	$563,460

(Concluded) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of operations

For the three and six months ended June 30, 2010 and 2009

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
SALES	$135,711	$218,828	$280,201	$454,054
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	115,101	197,949	237,707	385,094
Selling, general, and administrative expense	19,045	15,925	35,169	34,783
Depreciation and amortization expense	4,950	5,010	9,975	9,860
Impairment of goodwill	62,805	—	62,805	—

Total operating expenses	201,901	218,884	345,656	429,737

(LOSS) INCOME FROM OPERATIONS	(66,190)	(56)	(65,455)	24,317
OTHER INCOME (EXPENSE):
Other (expense) income—net	(249)	1,218	(307)	1,671
Interest expense—net	(16,005)	(10,615)	(32,077)	(20,594)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(82,444)	(9,453)	(97,839)	5,394
INCOME TAX (BENEFIT) EXPENSE	(7,025)	(4,004)	(15,454)	1,037

NET (LOSS) INCOME	$(75,419)	$(5,449)	$(82,385)	$4,357

See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of partners’ (deficit) capital and comprehensive income (loss)

For the six months ended June 30, 2010 and 2009

(In thousands, except unit data)

	Number of units
	Common general partnership interests	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total
BALANCE—January 1, 2009	1	209,798	$10,514	$(47,053)	$(36,539)	$—	$(36,539)
Net income	—	—	4,357	—	4,357	—	4,357
Other comprehensive income (loss)—
Unrealized gains on foreign currency exchange contracts—net of tax	—	—	—	1,474	1,474	—	1,474
Unrealized gains on interest rate derivatives—net of tax	—	—	—	3,324	3,324	—	3,324
Foreign translation adjustments—net of tax	—	—	—	14,354	14,354	—	14,354

Comprehensive income	—	—	—	—	23,509	—	23,509
Amortization of restricted common units	—	—	547	—	547	—	547
Amortization of unit options	—	—	506	—	506	—	506

BALANCE—June 30, 2009	1	209,798	$15,924	$(27,901)	$(11,977)	—	$(11,977)

BALANCE—January 1, 2010	1	209,598	$(8,310)	$(21,469)	$(29,779)	—	$(29,779)
Net loss	—	—	(82,401)	—	(82,401)	16	(82,385)
Other comprehensive income (loss)—
Foreign translation adjustments—net of tax	—	—	—	(6,581)	(6,581)	—	(6,581)

Comprehensive (loss) income	—	—	—	—	(88,982)	16	(88,966)
Amortization of restricted common units	—	—	561	—	561		561
Amortization of unit options	—	—	497	—	497	—	497

BALANCE—June 30, 2010	1	209,598	$(89,653)	$(28,050)	$(117,703)	$16	$(117,687)

See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of cash flows

For the six months ended June 30, 2010 and 2009

(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,385)	$4,357
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,975	9,860
Amortization of deferred financing costs	1,799	1,216
Impairment of goodwill	62,805	—
Accretion of discount on long-term debt	317	—
Noncash accrual of interest on note payable	—	175
Unit-based compensation expense	1,058	1,054
Provision for doubtful accounts	(33)	215
Provision for inventory allowances and writedowns	997	19,519
Deferred income tax benefit	(3,472)	(6,803)
Loss on foreign currency transactions	2,490	498
Loss (gain) on derivative instruments	190	(358)
Gain on sale of property, plant, and equipment	(168)	(18)
Changes in assets and liabilities:
Decrease in accounts receivable	9,661	66,344
(Increase) decrease in inventory	(6,952)	13,093
(Increase) decrease in income tax receivable	(7,156)	553
Decrease (increase) in prepaid expenses and other current assets	3,333	(2,974)
Increase (decrease) in accounts payable	7,209	(84,437)
Increase (decrease) in accrued expenses and other current liabilities and deferred revenue	14,536	(12,331)
Increase (decrease) in income tax payable	1,175	(25,918)
Decrease in other	(28)	(373)

Net cash provided by (used in) operating activities	15,351	(16,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PetroSteel business – net of cash acquired	(4,000)	—
Purchases of property, plant, and equipment	(4,392)	(1,195)
Proceeds from the sale of property, plant, and equipment	197	106

Net cash used in investing activities	(8,195)	(1,089)

(Continued) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of cash flows

For the six months ended June 30, 2010 and 2009 (continued)

(In thousands)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs and financing advisory fees paid	(617)	—
Principal payments on notes payable and long-term debt	(4,135)	(2,262)
Proceeds from Asset Based Loan (“ABL”) Facility	577	174,240
Payments to ABL Facility	(577)	(163,112)
Decrease in managed cash overdraft and short-term loans	(56)	(9,105)

Net cash used in financing activities	(4,808)	(239)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(1,569)	955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	779	(16,701)
CASH AND CASH EQUIVALENTS—Beginning of period	65,733	41,708

CASH AND CASH EQUIVALENTS—End of period	$66,512	$25,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid and received for:
Interest	$3,995	$18,375

Income taxes	$1,087	$33,376

Income tax refunds	$5,463	$128

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment included in accounts payable	$3,691	$235

(Concluded) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements

(In thousands, except per unit data and number of units)

1. Organization and summary of significant accounting policies

Description of Operations—Edgen Murray II, L.P. (“EM II LP”) through its subsidiaries, has operations in North and South America, the United Kingdom (“U.K.”), Singapore and the United Arab Emirates (“UAE”), and sales representative offices in Australia, Brazil, China, India, Indonesia, and France. The Company is headquartered in Baton Rouge, Louisiana. References to the “Company” include EM II LP and its subsidiaries.

The Company is a global industrial distributor of specialty steel products primarily to the oil and gas, power, petrochemical and civil construction markets. The Company’s product catalog consists of pipes, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. The Company’s customers include engineering, procurement and construction firms, equipment fabricators, multi-national and national major integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipality and transportation authorities.

Organization —EM II LP is a Delaware limited partnership formed on April 3, 2007, by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Fund IV”), to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor, which was formed by ING Furman Selz Investors III, LP, ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. (collectively “Fund III”) and certain members of Edgen Murray Corporation (“EMC”) management. On May 11, 2007, EM II LP, including institutional investors and existing management, acquired the common shares of EMC and Pipe Acquisition Limited (“PAL”), the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”.

The organizational chart of Edgen Murray II, L.P. and its subsidiaries as of June 30, 2010, is as follows:

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Significant accounting policies:

Basis of presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) in accordance with the Financial Accounting Standards Board’s (“FASB”), Generally Accepted Accounting Principles Topic, Accounting Standards Codification (“ASC”) 105. The consolidated financial statements include the accounts of EM II LP and its wholly owned subsidiaries (see organizational chart above). In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods.

At the Recapitalization Transaction date, Edgen/Murray, L.P. and EM II LP were controlled by general partners that were controlled by the same principals of Jefferies Capital Partners (“JCP”). In addition, funds managed by JCP owned approximately 75% of Edgen/Murray, L.P. prior to the Recapitalization Transaction and approximately 38% of EM II LP after the Recapitalization Transaction. Because EM II LP and Edgen/Murray, L.P. were controlled by the same principals of Fund IV and Fund III, the acquisition of Edgen/Murray, L.P. by EM II LP has been accounted for as a transaction among entities under common control. Accordingly, fair value purchase accounting has not been applied and the fair value of acquired assets and liabilities, including goodwill and other intangibles, has not been recorded at the date of the Recapitalization Transaction. Instead, the historical carryover basis of the acquired assets and liabilities has been maintained and the purchase of the partners’ interests by EM II LP has been recorded as a distribution in the statements of partners’ (deficit) capital and comprehensive income (loss). All intercompany transactions have been eliminated in consolidation.

Use of estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable, inventory, and derivative financial instruments, the recoverability of goodwill and other intangible assets, and in establishing a valuation allowance, if any, on deferred tax assets.

Cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable—Customer accounts receivable is shown net of allowance for doubtful accounts and reflects the Company’s estimate of the uncollectible accounts receivable based on the aging of specific customer receivable accounts.

Inventory —Inventory consists primarily of prime carbon steel pipe and plate, alloy grade pipe, fittings and flanges, structural sections, and specialized valves. Inventory is stated at the lower of cost or market (net realizable value). Cost is determined by the average-cost method. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is reduced for obsolete, slow-moving or defective items.

Property, plant, and equipment—Property, plant, and equipment are recorded at cost. Depreciation of property, plant, and equipment is determined for financial reporting purposes by using the straight-line method over the estimated useful lives of the individual assets. Useful lives range from one to 10 years for leasehold improvements, two to 10 years for equipment and computers, and 10 to 50 years for buildings and land improvements. Work in process (“WIP”) represents costs associated with property, plant, and equipment that have not been placed into service; therefore, no depreciation is recorded on WIP until the assets are placed into service. For income tax purposes, accelerated methods of depreciation are used. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

Capitalized software costs—Capitalized costs associated with computer software developed or obtained for internal use includes external consultant costs and internal payroll and payroll-related costs for employees directly involved in the application development stage of computer software development.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Leases —The Company enters into both finance and operating lease agreements. Fixed assets held under lease agreements, which confer rights and obligations similar to those attached to owned assets, are capitalized as fixed assets, and are depreciated over their economic lives. Future finance lease obligations are recorded as liabilities, while the interest element is charged to the statements of operations over the period of the related finance lease obligation. Rentals under operating leases are charged to the statements of operations on a straight-line basis over the lease term, even if the payments are not made on such a basis.

Goodwill and other intangible assets—Goodwill represents the purchase price the Company paid to acquire a company in excess of the estimated fair value of tangible assets and identifiable intangible assets acquired, minus the fair market value of liabilities assumed. Other identifiable intangible assets include customer relationships, tradenames, noncompetition agreements, and trademarks. Other identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Customer relationships and noncompetition agreements are amortized on a straight-line basis over their estimated useful lives: 7 years for customer relationships, and 1 to 6 years for noncompetition agreements. Identifiable intangible assets with an indefinite useful life, including goodwill, tradenames, and trademarks, are evaluated annually for impairment and more frequently if circumstances dictate, by comparing the carrying amounts to the fair value of the individual assets.

In connection with the preparation of financial information for the second quarter of 2010, the Company noted that results of operations for the first half of 2010 continued to remain below the original budget assumptions and operating forecasts for some of its reporting units. The Company began a process to reforecast budget assumptions and operating forecasts for the remainder of 2010 and the first quarter of 2011. Although sales inquiries and new order bookings have increased since March 2010, the current energy market and overall economic conditions have adversely affected customers’ commitments and time frames for making capital and maintenance expenditures compared to the original assumptions and forecasts. The continued slow global economic recovery, in addition to uncertainty surrounding energy demand and commodity pricing, resulted in revised budget assumptions and operating forecasts with a slower future earnings recovery than was previously forecasted. The Company’s revised operating forecasts constitute an interim impairment indicator. Accordingly, the Company performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with its annual impairment test. The methodology uses a combined discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

This interim goodwill impairment analysis indicated that the Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment test because the book value of the reporting units exceeded the estimated fair value. The Company is currently performing Step 2 of the goodwill impairment analysis for the Americas and UAE reporting units. The process includes among other things a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination; to complete the process, the Company then compares the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill is impaired. Based on a preliminary Step 2 goodwill impairment analysis, the impairment charge was estimated to be $62,805 and is reflected in the statement of operations for the three and six months ended June 30, 2010. The Step 2 goodwill impairment analysis will be finalized in the third quarter of 2010. At June 30, 2010, there was no goodwill balance remaining at the Americas and UAE reporting units after this impairment charge (see Note 12).

In connection with performing Step 2 of the goodwill impairment analysis, tradenames were also tested and no impairment was recorded, as the fair value of the tradenames exceeds their carrying value at June 30, 2010.

Impairment of long-lived assets—The Company assesses the impairment of long-lived assets, including property, plant, and equipment and customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

In connection with the preparation of financial information in the second quarter 2010 and management’s conclusion that the revised operating forecasts constitute an interim impairment indicator, the Company tested for impairment its long-lived assets, including customer relationships and noncompetition agreements, and no impairment was recorded as the carrying amounts of the assets exceed their fair value at June 30, 2010. No impairment of these long-lived assets was identified in 2009.

Deferred financing costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the effective interest method. Deferred financing costs charged to the statements of operations as interest expense during the six months ended June 30, 2010 and 2009 were $1,799 and $1,216, respectively, and $910 and $612 for the three months ended June 30, 2010 and 2009, respectively.

Income taxes—Under Income Taxes Topic, ASC 740, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. The Company has no significant uncertain tax positions requiring recognition in these consolidated financial statements.

Revenue recognition—Revenue is recognized on product sales when the earnings process is complete, meaning the risks and rewards of ownership have transferred to the customer (typically upon title transfer), and collectability is reasonably assured. Revenue is recorded, net of discounts, rebates, value-added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed-upon terms and conditions by the customer during each period. Shipping and handling costs related to product sales are also included in sales.

Equity-based compensation—The Company has equity-based compensation plans for certain employees and directors and accounts for these plans under Stock Compensation Topic, ASC 718. ASC 718 requires all forms of share-based payments to employees, including options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, ASC 718 requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption.

Foreign currency—The Company’s non-U.S. subsidiaries maintain their accounting records in their respective functional currencies. All assets and liabilities in foreign currencies are translated into the relevant measurement currency for each entity/division at the rate of exchange at the consolidated balance sheet date. Transactions in foreign currencies are translated into the relevant measurement currency at the average rate of exchange during the period. The cumulative effect of exchange rate movements is included in a separate component of the consolidated statements of partners’ (deficit) capital and comprehensive income (loss) in accordance with Foreign Currency Matters Topic, ASC 830 and Comprehensive Income Topic, ASC 220.

Foreign currency exchange transaction gains or losses are charged to net income in the period the transactions are settled. Foreign currency transaction loss of $2,727 and a gain $456 are included in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively. Foreign currency transaction losses of $2,490 and $498 are included in the consolidated statements of operations for the six months ended June 30, 2010 and 2009, respectively

Derivative financial instruments—The Company has entered into transactions involving various derivative instruments to hedge interest rates and foreign currency denominated sales, purchases, assets, and liabilities. These derivative contracts are entered into with various financial institutions. The Company does not use derivative instruments for trading purposes and has procedures in place to monitor and control their use.

The Company accounts for certain derivative financial instruments in accordance with Derivatives and Hedging Topic, ASC 815. ASC 815 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss, if any, on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in the results of operations. For derivative instruments that are

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Notes 13 and 14 for a discussion of the use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Other comprehensive income (loss) —ASC 220 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) includes net earnings and accumulated other comprehensive income (loss). The change in accumulated other comprehensive income (loss) for all periods presented resulted from foreign currency translation adjustments and changes in the fair value of interest rate derivatives and foreign currency exchange contracts.

Fair values of financial instruments—The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short maturity of those instruments. The fair value of long-term debt is based on estimated market quotes or recent trades. The fair value of derivatives is based on the estimated amount the Company would receive or pay if the transaction was terminated, taking into consideration prevailing exchange rates and interest rates, in a transaction between market participants.

New accounting standards—From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company adopted this guidance in January 2010, and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are not effective until fiscal years beginning after December 15, 2010. The Company does not expect that the portion of this guidance not yet adopted will have a material impact on the Company’s consolidated financial statements upon effectiveness.

2. Property, plant, and equipment

Property, plant, and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Land and land improvements	$14,797	$13,351
Building	31,481	27,419
Equipment and computers	28,366	28,197
Leasehold improvements	4,868	4,809
Work in progress	169	220

	79,681	73,996
Less accumulated depreciation	(31,872)	(30,654)

Property, plant, and equipment—net	$47,809	$43,342

Substantially all of the Company’s U.S. property, plant, and equipment serves as collateral for the Company’s long-term debt (see Note 5). Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,169 and $1,161, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $2,332 and $2,310, respectively.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

3. Intangible assets

Intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	Gross carrying value		Accumulated amortization		Net carrying value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Customer relationships	$80,346	$83,938	$54,309	$50,645	$26,037	$33,293
Non-competition agreements	22,010	22,011	11,579	9,734	10,431	12,277
Sales backlog	9,445	9,748	9,445	9,748	—	—
Tradenames	11,171	11,702	—	—	11,171	11,702
Trademarks	14	14	—	—	14	14

	$122,986	$127,413	$75,333	$70,127	$47,653	$57,286

The gross carrying values and accumulated amortization of intangible assets recorded in the local currency of non-U.S. subsidiaries fluctuates from period to period due to changes in foreign currency exchange rates.

The fair value of customer relationships and noncompetition agreements has been derived using an income/excess earnings valuation method, which is based on the assumption that earnings are generated by all of the assets held by the company, both tangible and intangible. The income/excess earnings method estimates the fair value of an intangible asset by discounting its future cash flows and applying charges for contributory assets. Certain estimates and assumptions were used to derive the customer relationship intangible, including future earnings projections, discount rates, and customer attrition rates. In determining the fair value for noncompetition agreements, the Company considers future earnings projections, discount rates, and estimates of potential losses resulting from competition, the enforceability of the terms and the likelihood of competition in the absence of the agreement. The useful lives for customer relationships have been estimated based on historical experience.

The fair value of tradenames has been derived using a relief from royalty valuation method which assumes that the owner of intellectual property is “relieved” from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates, and market royalty rates identified on similar recent transactions.

Customer relationships and noncompetition agreements are subject to amortization while tradenames have indefinite lives and are not subject to amortization. The gross carrying value of intangible assets decreased $582 and increased $8,878 for the three months ended June 30, 2010 and 2009, respectively, and decreased $4,427 and increased $8,119 for the six months ended June 30, 2010 and 2009, respectively, due to the effect of foreign currency translation. Amortization expense was $3,783, and $3,849 for the three months ended June 30, 2010 and 2009, respectively and was $7,643, and $7,550 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents scheduled amortization expense for the twelve months ended June 30:

2011	$15,131
2012	13,684
2013	7,071
2014	499
2015	83

The weighted-average remaining amortization period for customer relationships and noncompetition agreements was three years at June 30, 2010.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

4. Goodwill

Under Intangibles— Goodwill and Other, ASC Topic 350, an impairment test is required to be performed upon adoption and at least annually thereafter. Material amounts of recorded goodwill attributable to each of the Company’s reporting units are tested for impairment during the first quarter of each year, or whenever events indicate impairment may have occurred, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using discounted cash flows, and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted-average cost of capital and guideline company multiples for each of the reportable units.

In connection with the preparation of financial information for the second quarter of 2010, the Company noted that results of operations for the first half of 2010 continued to remain below the original budget assumptions and operating forecasts for some of its reporting units. The Company began a process to reforecast budget assumptions and operating forecasts for the remainder of 2010 and the first quarter of 2011. Although sales inquiries and new order bookings have increased since March 2010, the current energy market and overall economic conditions have adversely affected customers’ commitments and time frames for making capital and maintenance expenditures compared to the original assumptions and forecasts. The continued slow global economic recovery, in addition to uncertainty surrounding energy demand and commodity pricing, resulted in revised budget assumptions and operating forecasts with a slower future earnings recovery than was previously forecasted. The Company’s revised operating forecasts constitute an interim impairment indicator. Accordingly, the Company performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with its annual impairment test. The methodology uses a combined discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

This interim goodwill impairment analysis indicated that the Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment test because the book value of the reporting units exceeded the estimated fair value. The Company is currently performing Step 2 of the goodwill impairment analysis for the Americas and UAE reporting units. The process includes among other things a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination; to complete the process, the Company then compares the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill is impaired. Based on a preliminary Step 2 goodwill impairment analysis, the impairment charge was estimated to be $62,805 and is reflected in the statement of operations for the three and six months ended June 30, 2010. The Step 2 goodwill impairment analysis will be finalized in the third quarter of 2010. At June 30, 2010, there was no goodwill balance remaining at the Americas and UAE reporting units after this impairment charge (see Note 12).

The following table reflects changes to goodwill during the six months ended June 30, 2010:

Balance—January 1, 2010	$83,280
PetroSteel earn-out adjustment	4,000
Goodwill impairment	(62,805)
Foreign currency translation	(2,302)

Balance—June 30, 2010	$22,173

As a result of earn-out provisions in the Company’s purchase agreement to acquire the business of Petro Steel International, L.P. and Petro Steel International, LLC (collectively, “PetroSteel”), in May 2010 the Company paid a final purchase price adjustment of $4,000. See Note 12 for a description of goodwill and other intangible assets by reportable segment.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

5. Credit arrangements and long-term debt

Credit arrangements and long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
$465,000 12.25% EMC Senior Secured Notes, net of discount of $4,045 and $4,362 at June 30, 2010 and December 31, 2009, respectively, secured by a lien on the principal U.S. assets of EMC and EM II LP, including up to 65% of the voting stock of EM II LP’s non-U.S. subsidiaries; due January 15, 2015	$460,955	$460,638
$175,000 ABL Facility, due May 11, 2012	—	—
Note payable to sellers of PetroSteel; interest accrues at 8% compounding annually, with payment due May 11, 2010	—	4,906
Various other debt; monthly payments range up to $1, at an interest rate of 7.25% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	—	10

Total	460,995	465,554
Less current portion	—	(4,916)

Long-term debt	$460,955	$460,638

EMC Senior Secured Notes—On December 23, 2009, Edgar Murray Corporation (“EMC”) issued $465,000 aggregate principal amount of 12.25% Senior Secured Notes (the “EMC Senior Secured Notes”) with an original issue discount of $4,376. The proceeds from the issuance of the EMC Senior Secured Notes, plus $44,435 of cash on hand, were used to fully repay the first and second lien term loans incurred in connection with the Recapitalization Transaction (the “First and Second Lien Term Loans” or the “Term Loans”) of $490,438, accrued interest of $1,310, and transaction expenses of $13,311. Interest accrues on the EMC Senior Secured Notes at a rate of 12.25% semi-annually and is payable in arrears on each January 15 and July 15, commencing on July 15, 2010.

EMC may redeem some or all of the EMC Senior Secured Notes at any time prior to January 15, 2013 at a redemption price equal to 100% of the principal plus an applicable premium set forth in the terms of the EMC Senior Secured Notes, and accrued and unpaid interest as of the redemption date. The applicable premium is calculated as the greater of:

(1)	1.0% of the principal amount of the EMC Senior Secured Notes; or

(2)	the excess of:

(a)	the present value at the redemption date of (i) the redemption price of the EMC Senior Secured Notes at January 15, 2013 plus (ii) all required interest payments due on the EMC Senior Secured Notes through January 15, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; or

(b)	the principal amount of the EMC Senior Secured Notes, if greater.

On or after January 15, 2013, EMC may at its option, redeem some or all of the EMC Senior Secured Notes at the following redemption price, plus accrued and unpaid interest to the date of redemption:

On or after:	Percentage
January 15, 2013	106.125%
January 15, 2014 and thereafter	100.000%

In addition, at any time prior to January 15, 2013, EMC may redeem up to 35% of the aggregate original principal amounts of the EMC Senior Secured Notes issued under the indenture at a price equal to 112.25% of the principal amount, plus accrued and unpaid interest, to the date of redemption with the net cash proceeds of certain equity offerings. The terms of the EMC Senior Secured Notes also contain certain change in control and sale of asset provisions under which the holders of the EMC Senior Secured Notes have the right to require EMC to repurchase all or any part of the EMC Senior Secured Notes at an offer price in cash equal to 101% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, to the date of the repurchase.

The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. The indenture, among other things, restricts: (i) the Company’s ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans, enter into sale and

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

leaseback transactions, make material changes in the nature or conduct of our business, and enter into certain transactions with affiliates; (ii) the Company’s ability to pay dividends or make certain other restricted payments; and (iii) the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. As of June 30, 2010, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

The EMC Senior Secured Notes and related guarantees are secured by:

•

first-priority liens and security interests, subject to permitted liens, in EMC’s and the guarantors’ principal U.S. assets (other than the working capital assets which collateralize the ABL Facility), including material real property, fixtures and equipment, intellectual property (including certain intellectual property located outside of the United States; provided that the perfection of the security interest in intellectual property assets is limited to those that may be perfected by the making of a filing in the United States and Canada) and capital stock of EM II LP’s direct restricted subsidiaries (which, in the case of non-U.S. subsidiaries is limited to 65% of the voting stock of each first-tier non-U.S. subsidiary of EM II LP (or such other percentage to the extent necessary not to require the filing with the SEC (or any other governmental agency) of separate financial statements of any such first-tier non-U.S. subsidiary)) now owned or hereafter acquired; and

•

second-priority liens and security interests, subject to permitted liens (including first-priority liens securing our ABL Facility), in substantially all of EMC’s and the guarantors’ cash and cash equivalents, deposit and securities accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds there from, in each case now owned or acquired in the future.

Under an intercreditor agreement, the security interest in certain assets consisting of cash and cash equivalents, inventory, accounts receivable, and deposit and securities accounts, are subordinated to a lien thereon that secures the Company’s ABL Facility. As a result of such lien subordination, the EMC Senior Secured Notes are effectively subordinated to the Company’s ABL Facility to the extent of the value of such assets.

ABL Facility—On May 11, 2007, the Company entered into the ABL Facility among JPMorgan Chase Bank, N.A., EMC, Edgen Murray Canada Inc. (“EM Canada”) and EM Europe. In August 2008, the Company exercised the $25,000 accordion feature of the ABL Facility, which increased the lenders’ commitment from $150,000 to $175,000 for additional letter of credit capacity. The ABL Facility is a $175,000 global credit facility, of which:

•	EMC may utilize up to $165,000 ($25,000 of which can only be used for letters of credit) less any amounts utilized under the sublimits of EM Canada and EM Europe;

•	EM Europe may utilize up to $50,000;

•	EM Canada may utilize up to $7,500; and

•	Edgen Murray Pte. Ltd. (“EM Pte”) may utilize up to $10,000.

Actual credit availability for each entity is calculated based on a percentage of eligible trade accounts receivable and inventories, subject to adjustments and sublimits as defined by the ABL Facility (“Borrowing Base”). The entities may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees, letters of credit, and other permitted indebtedness. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada and EM Europe. Additionally, the common shares of EM Pte and Edgen Murray FZE (“EM FZE”) secure the portion of the ABL Facility utilized by EM Europe.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EM Cayman, EMGH, PAL, EM Europe, EM Canada and EM Pte.

The ABL Facility contains affirmative and negative covenants, including a fixed charge ratio of not less than 1.25 to 1.00 if the Company’s aggregate availability is reduced below $25,000, or the sum of EMC and EM Canada availability is less than $15,000, until the date that both aggregate availability is greater than $30,000, and the sum of EMC and EM Canada availability is greater than $20,000 for a consecutive 90 days, and no default, or event of default exists or has existed during the period. The ABL Facility also provides for limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers and the sale of assets. As of June 30, 2010, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility, and the Company’s availability requirements exceeded the thresholds described above.

As of June 30, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $29,079 including a letter of credit issued to HSBC in the amount of $12,000, which supports the local credit facility of EM FZE. As of June 30, 2010, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$75,646		$1,810	$20,055	$10,000	$107,511
Less utilization	18,058	(a)	37	10,055	3,780	31,930

Net availability	$57,588		$1,773	$10,000	$6,220	$75,581

(a)	Includes a letter of credit in the amount of $12,000 issued to HSBC which supports the local credit facility of EM FZE (see below).

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. As of June 30, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing Dubai Interbank Offered Rate, plus a margin of 1.5%. As of June 30, 2010, there was approximately $8,153 in letters of credit issued under the local facility.

Note payable to sellers of PetroSteel—In connection with the acquisition of the assets of PetroSteel, the Company entered into a three-year, $4,000 subordinated note with the sellers of PetroSteel which accrued interest at a rate of 8% per annum compounded annually; in May 2010, the note, including accrued interest of $1,040, was paid. At December 31, 2009, accrued interest on the note was $906.

Third party guarantees—In the normal course of business, the Company may provide performance guarantees directly to third parties on behalf of its subsidiaries.

For guarantees with commitments outstanding at June 30, 2010, the maximum potential amount of future payments (undiscounted) within one year for non-performance totaled $8,224; no commitments for non-performance guarantees extended beyond one year.

As of June 30, 2010 and December 31, 2009, the Company had bank guarantees of $917 and $816, which have been cash collateralized and included in prepaid expenses and other assets on the consolidated balance sheet.

Scheduled annual maturities, excluding mandatory prepayments, if any, for all Company outstanding credit arrangements and long-term debt for the twelve months ended June 30 are as follows:

2011	$—
2012	—
2013	—
2014	—
2015	460,955

Total	$460,955

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

6. Capital lease

On December 16, 2005, EM Europe (formerly Murray International Metals Ltd.) sold land, an office building, and two warehouses at its Newbridge location for $23,040 (£12,988), less fees of approximately $308. Concurrent with the sale, EM Europe entered into an agreement to lease back all of the sold property for an initial lease term of 25 years. Under the lease agreement, the initial term will be extended for two further terms of 10 years each, unless canceled by EM Europe. The lease is being accounted for as a capital lease because the net present value of the future minimum lease payments exceeds 90% of the fair value of the leased asset. The lease requires EM Europe to pay customary operating and repair expenses.

The carrying value of the leased fixed assets at June 30, 2010, net of accumulated depreciation of $3,196, is $14,396, and is included within property, plant, and equipment on the balance sheet. The carrying value of the leased fixed assets at December 31, 2009, net of accumulated depreciation of $3,059, is $15,863, and is included within property, plant, and equipment on the balance sheet. A schedule of the future minimum lease payments under the finance lease and the present value of the net minimum lease payments at June 30, 2010 are as follows:

Twelve months ended June 30
2011	$1,798
2012	1,798
2013	1,798
2014	1,798
2015	1,798
Later years	26,598

Total minimum lease payments	35,588
Less amount representing interest	(19,029)

Present value of minimum lease payments	$16,559

At June 30, 2010 and December 31, 2009, the Company has recorded current obligations under the finance lease of $295 and $303, respectively, and non-current obligations under the finance lease of $16,264 and 17,646, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was $175 and $182, respectively, and for the six months ended June 30, 2010 and 2009 was $358 and $350, respectively.

7. Partners’ (deficit) capital

On May 11, 2007, in the Recapitalization Transaction, Fund IV, certain financial institutional investors, and existing management, through subsidiaries of EM II LP, acquired the shares of Edgen/Murray, L.P.’s two direct subsidiaries, EMC and PAL, from its existing partners. In this transaction, Edgen/Murray, L.P. distributed all of the shares of EMC and PAL, to its partners. Following the distribution, the partners then sold a portion of the distributed shares to subsidiaries of EM II LP for cash at the fair market value at the date of the transaction. The remaining distributed shares were contributed by certain partners, generally members of management, to EM II LP in exchange for common limited partnership units of EM II LP. Concurrently, EM II LP also issued common limited partnership units to new investors for $1,000 per unit in cash. The same principals of JCP controlled both Edgen/Murray, L.P. and EM II LP.

The Recapitalization Transaction has been accounted for as a transaction among entities under common control. Accordingly, fair value purchase accounting has not been applied and the fair value of acquired assets and liabilities, including goodwill and other intangibles, has not been recorded at the date of the Recapitalization Transaction. Instead, the historical carryover basis of the acquired assets and liabilities has been maintained and the purchase of the partners’ interests by EM II LP has been recorded as a distribution in the statements of partners’ (deficit) capital and comprehensive income (loss). Capital contributions from third-party financial institutional investors and new management participants have been recorded at fair value as of the transaction date.

Common partnership units—A common partnership unit (“a common unit”) represents a fractional part of ownership of the partnership and is entitled to share in the profit and losses of the partnership which are allocated annually in proportion to the number of common units held by each common unit holder. Under the partnership agreement of EM II LP (the “EM II LP Partnership Agreement”), the general partner of EM II LP (the “General Partner”) participates in the net assets and results of operations of EM II

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

LP based on the ratio of common units held by such partner to the total common units outstanding. This is the same basis on which the limited partners of EM II LP participate as well. For the General Partner, this ratio was less than 1% at June 30, 2010. Under the EM II LP Partnership Agreement, the General Partner must approve all distributions. Any distributions are made in proportion to the number of common units held by each holder of common units.

Restricted common units—Effective May 11, 2007, Edgen/Murray, L.P.’s equity incentive plan was canceled, and all outstanding awards were exchanged for awards issued under the Edgen Murray II, L.P. Equity Incentive Plan (the “EM II LP Incentive Plan”) with substantially equivalent terms. At the date of the exchange, in addition to time-based restricted common limited partnership units, the Company had 156,069 outstanding restricted performance-based common limited partnership units which were exchanged for restricted time-based common limited partnership units. The exchange of these performance-based common limited partnership units did not result in a revaluation of the units because management concluded that the performance-based restricted common limited partnership units were probable to vest as the Company’s operating performance since 2005 had exceeded the required performance thresholds. As of June 30, 2010 , all outstanding restricted common limited partnership units are time-based vesting awards. The EM II LP Incentive Plan authorizes the granting of awards to employees of up to 47,154 restricted common limited partnership units; the units are subject to restrictions on transfer until such time as they vest and are governed by the EM II LP Partnership Agreement. In connection with the Recapitalization Transaction, the Company granted 1,733 restricted common limited partnership units with a fair value of $1,733 to certain employees. The fair value of restricted units was based on consideration paid by unrelated third parties in connection with the Recapitalization Transaction. The amount paid in an arm’s length transaction by the new co-investors ($1,000 per unit) was the most recent evidence of the fair value of a common unit on a stand-alone basis.

Upon a change in capital structure, including a reorganization, recapitalization, unit split, unit dividend, combination of interest, merger or any other change in the structure of the Company affecting the common units, or any distribution to the unitholders other than a cash distribution, the General Partner may make appropriate adjustment in the number and kind of equity interests authorized by the EM II LP Incentive Plan as it determines appropriate.

Unit options—In October 2007, the General Partner approved the Edgen Murray II, L.P. 2007 Option Plan (the “EM II LP Option Plan”) to provide limited partnership unit options as incentives and rewards for employees. The EM II LP Option Plan terminates five years from its effective date. Under the EM II LP Option Plan, a maximum of 11,050 options can be granted, of which no more than 1,000 unit options may be issued to any one person in one year. In October 2007, the Company granted 11,050 unit options with an exercise price of $1,000, the estimated fair value of one common limited partnership unit at the grant date. The fair value of the unit option was calculated to be $487.84 per unit using the Black-Scholes pricing model. For the three months ended June 30, 2010 and 2009, the consolidated statements of operations reflect $249 and $250, respectively, of unit-based compensation expense related to EM II LP unit options issued in October 2007. For the six months ended June 30, 2010 and 2009, the consolidated statements of operations reflect $497 and $547, respectively, of unit-based compensation expense related to EM II LP unit options issued in October 2007.

Upon a change in capital structure including a reorganization, recapitalization, unit split, unit dividend, combination of interest, merger or any other change in the structure of the Company, which in the judgment of the General Partner necessitates action by adjusting the terms of the outstanding awards or units, the General Partner in its full discretion, may make appropriate adjustment in the number and kind of units authorized and adjust the outstanding awards, including the number of units, the prices and any limitations applicable to the outstanding awards as it determines appropriate. No fractional units will result, and any fair market value of fractional units will be paid in cash to the holder.

Upon a sale of the Company, the General Partner may (i) accelerate vesting, (ii) terminate unexercised awards with a twenty-day notice, (iii) cancel any options that remain unexercised for a payment in cash of an amount equal to the excess of the fair market value of the units over the exercise price for such option, (iv) require the award to be assumed by the successor entity or that the awards be exchanged for similar shares in the new successor entity and (v) take any other actions determined to be reasonable to permit the holder to realize the fair market value of the award.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Upon a qualified initial public offering as defined by the EM II LP Partnership Agreement, the General Partner, in its discretion, may, but is not required to, accelerate the vesting of all or any portion of the then unvested options.

8. Equity-based compensation

The Company has plans under which non-vested common limited partnership units and options to purchase the Company’s common limited partnership units (collectively, “units”) have been granted to executive officers, directors and certain employees. The terms and vesting schedules for unit awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, unit compensation awards are settled with authorized, but unissued common units. The unit-based compensation expense that has been recorded for these plans within the consolidated statements of operations was as follows for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Unit-based compensation expense by type:
Unit options	$249	$250	$497	$547
Restricted common units	281	269	561	506

Total unit-based compensation expense	530	519	1,058	1,053
Tax benefit recognized	—	—	—	—

Unit-based compensation expense—net of tax	$530	$519	$1,058	$1,053

Unit-based compensation expense is measured at each individual award grant date and recognized over the award vesting period of generally three or five years. Modifications of unit-based awards are measured at the date of modification resulting in compensation cost for any incremental difference in fair value between the original award and the new award, except in certain instances provided for in ASC 718.

Unit options—Certain employees receive unit options as a portion of their total compensation. Such options generally become exercisable over a five-year period, expire 10 years from the date of grant, and are subject to forfeiture upon termination of employment. Upon grant, unit options are assigned a fair value based on the Black-Scholes pricing model. Unit-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

The weighted-average fair value of each option granted during 2007 was $1,000. There were no options granted during the six months ended June 30, 2010 and 2009. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

Weighted average black-scholes assumptions
Risk-free interest rate	4.38%
Expected volatility	41.52%
Expected dividend yield	None
Expected term	6.5 years

The Company calculated the expected term for employee unit options using the simplified method in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 as no historical data was available. The Company based the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term at the grant date. The volatility used to value unit options is based on an average of historical volatility of companies in industries in which the Company operates and for which management believes is comparable.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Unit option activity—A summary of unit option activity during the six months ended June 30, 2010 is as follows:

	Number of options	Weighted-average exercise price
Outstanding—January 1, 2010	10,140	$1,000
Granted	—	—
Exercised	—	—
Canceled or expired	(300)	1,000

Outstanding—June 30, 2010	9,840	$1,000

Exercisable—June 30, 2010	4,170	$1,000

The outstanding unit options are scheduled to and expected to vest over five years on a pro rata basis beginning in October 2008 through October 2012. At June 30, 2010 and December 31, 2009, there was $2,319 and $2,851, respectively, of compensation expense related to non-vested unit option awards yet to be recognized over a weighted average period of 2.03 and 2.12 years, respectively.

The information relating to the Company’s unit options outstanding at June 30, 2010, is as follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining years	Number exercisable	Weighted-average exercise price
$1,000	9,840	$1,000	2.03	4,170	$1,000

Restricted common units—Certain employees and directors receive restricted common units as a portion of their total compensation. Restricted common unit awards vest over various time periods depending upon the program, but generally vest from three to five years and convert to unrestricted common limited partnership units at the conclusion of the vesting period. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period.

At June 30, 2010 and December 31, 2009, all outstanding restricted common units were time-based vesting awards which are expected to vest. The EM II LP Equity Incentive Plan authorizes the granting of awards to Company employees of up to 47,154 restricted common units; the units are subject to restrictions on transfer until such time as they vest and are governed by the EM II LP Partnership Agreement.

The following table summarizes restricted common unit activity for the periods shown:

Outstanding at January 1, 2009	13,351
Vested	(5,112)
Granted	—
Canceled	(185)

Outstanding at June 30, 2009	8,054

Outstanding at January 1, 2010	7,491
Vested	(4,922)
Granted	—
Canceled	(25)

Outstanding at June 30, 2010	2,544

The weighted-average fair value of all restricted common units vested for the three and six months ended June 30, 2010 and 2009 was $1,000.

The Company’s valuation methodology for determining the fair value of restricted equity granted in 2007 of $1,000 is based on a market approach that calculates an enterprise value using LTM EBITDA and applies a trailing revenue multiple representative of actual multiples in recent transactions of guideline companies. The enterprise value is then reduced for interest-bearing debt and other liabilities, any preferred equity and excess cash to derive a common equity value which is then divided by the number of common equity units outstanding as of the valuation date. The Company also considers the amount paid contemporaneously by third parties for the same class of equity interests.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

At June 30, 2010 and December 31, 2009, there was $533 and $610, respectively, of compensation expense related to non-vested restricted common units yet to be recognized over a weighted average period of 2.38 years and 2.54 years, respectively.

9. Income taxes

EM II LP is a U.S. limited partnership and is not directly subject to U.S. income taxes; however, its subsidiaries operate as corporations or similar entity structures in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the consolidated financial statements of EM II LP.

Income tax benefit was $7,025 and $15,454 for the three and six months ended June 30, 2010, respectively, compared to an income tax benefit of $4,004 and an income tax expense of $1,036 for the three and six months ended June 30, 2009, respectively. The income tax benefit for the three and six months ended June 30, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in the Western Hemisphere market offset by taxable income and lower statutory income tax rates in the Eastern Hemisphere market. In addition, for the three and six months ended June 30, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62,805 for which $29,874 was related to non-deductible goodwill, and the impact of recording a valuation allowance of $11,508 against future tax benefits.

At June 30, 2010, a valuation allowance of $11,508 was recorded against deferred tax assets and state net operating loss carryforwards as management believes it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state net operating losses (“NOLs”) during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are scheduled to expire beginning in 2021 through 2030.

10. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to six years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $923 and $963 for the three months ended June 30, 2010 and 2009, respectively. Total rental expense for all operating leases was $1,888 and $1,884 for the six months ended June 30, 2010 and 2009, respectively.

Employment agreements—In the ordinary course of business, the Company has entered into employment contracts with certain executives and former owners; among other things, these contracts provide for minimum salary levels and incentive bonuses.

Legal proceedings—The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. Concentration of risks

For the three and six months ended June 30, 2010, the Company’s 10 largest customers represented approximately 30%, and 32%, respectively, of the Company’s sales, and no one customer accounted for more than 5% and 5%, respectively. In addition, approximately 70%, and 69% of the Company’s consolidated revenues were derived from customers in the oil and gas industry for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company’s 10 largest customers represented approximately 26%, and 29%, respectively, of the Company’s sales, and no one customer accounted for more than 6% and 7%, respectively.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

In addition, approximately 60% and 64% of the Company’s consolidated revenues were derived from customers in the oil and gas industry for the three and six months ended June 30, 2009, respectively.

Financial instruments that would potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. However, concentration of credit risk with respect to accounts receivable is limited due to the large number of entities comprising the customer base.

The Company relies on a limited number of third parties to supply its inventory. During the three and six months ended June 30, 2010, the Company’s 10 largest vendors accounted for approximately 44%, and 44%, respectively, of the Company’s purchases, and the Company’s single largest vendor accounted for approximately 12%, and 9%, respectively, of the Company’s purchases for these periods. During the three and six months ended June 30, 2009, the Company’s 10 largest vendors accounted for approximately 39%, and 45%, respectively, of the Company’s purchases, and the Company’s single largest vendor accounted for approximately 8%, and 8%, respectively, of the Company’s purchases for these periods.

12. Segment and geographic area information

The Company has four reportable segments (Americas, U.K., Singapore and UAE) based upon the operating results reviewed by the chief operating decision maker, which are primarily determined based upon the geographic locations of the Company’s operations. Within each geographical location, the Company’s operations have similar characteristics, products, types of customers, purchasing and distribution methods and regulatory environments.

The Americas segment distributes specialty steel pipe, pipe components, high-grade structural sections and plates for use in environments that are highly corrosive, abrasive, extremely high or low temperature and/or involve high pressures. These products are sold primarily to the process/petrochemical, power generation, and oil and gas industries. The Americas reporting unit also distributes valves and actuation packages. The Americas segment is headquartered in Houston, Texas, and markets products to customers primarily in the United States, Canada, and Latin America.

Similar to the Americas segment, the U.K., Singapore and UAE segments are distributors of high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The U.K. segment is headquartered in Newbridge, Scotland, and has representative offices in London, England and Paris, France. The segment markets products to customers primarily in Europe, the Caspian Sea region and West Africa. The U.K. segment also includes the operating results of the Company’s Brazil office which began operations in 2010; however, current sales, operating income and assets are below the quantitative threshold requirement for separate segment disclosure. The Singapore segment is headquartered in Singapore, is supported by sales representative offices in Perth, Australia, Shanghai, China and Jakarta, Indonesia and markets products to customers primarily in the Asia Pacific region. The UAE segment is headquartered in Dubai, United Arab Emirates, and markets products to customers primarily in the UAE region and South Asia.

A local management team manages each reportable segment independently, with oversight from executive management in Baton Rouge, Louisiana, Houston, Texas, Newbridge, Scotland and Singapore. Effective January 1, 2008, the Company’s executive management began managing its operations based on a Western Hemisphere (Americas segment) and Eastern Hemisphere (U.K., Singapore and UAE segments) designation.

In addition, certain expenses of EM II LP., other non-trading expenses, and certain assets and liabilities, such as intangible assets, are not allocated to the segments, but are included in General Company expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations. The Company accounts for sales between segments at a margin agreed to between segment management.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following table presents the financial information for each reportable segment:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Sales:
Americas	$82,903	$146,413	$171,107	$305,774
U.K.	29,469	33,375	57,909	69,785
Singapore	15,407	37,269	41,980	80,301
UAE	9,089	6,542	12,470	13,744
Eliminations	(1,157)	(4,771)	(3,265)	(15,550)

	$135,711	$218,828	$280,201	$454,054

Intersegment sales:
Americas	$130	$1,776	$982	$9,612
U.K.	828	2,158	1,947	3,879
Singapore	175	506	175	836
UAE	24	331	161	1,223

	$1,157	$4,771	$3,265	$15,550

Operating income (loss):
Americas	$(59,630)	$(3,229)	$(60,762)	$16,547
U.K.	4,447	3,455	8,329	10,498
Singapore	(50)	4,817	2,573	8,478
UAE	(546)	(1,101)	(1,154)	(2,741)
General Company	(10,411)	(3,998)	(14,441)	(8,465)

	$(66,190)	$(56)	$(65,455)	$24,317

Capital expenditures:
Americas	$56	$293	$130	$765
U.K.	57	233	106	271
Singapore	5,328	105	7,343	242
UAE	83	138	334	152
General Company	—	—	—	—

	$5,524	$769	$7,913	$1,430

Depreciation and amortization:
Americas	$2,866	$2,857	$5,730	$5,719
U.K.	219	223	454	268
Singapore	81	71	157	146
UAE	85	81	156	164
General company	1,699	1,778	3,478	3,563

	$4,950	$5,010	$9,975	$9,860

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The Company’s sales to external customers are attributed to the following countries based upon the Company’s selling location:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
United States	$80,811	$141,611	$165,712	$290,420
Canada	1,962	3,026	4,413	5,742
U.K.	28,641	31,217	55,962	65,906
Singapore	15,232	36,763	41,805	79,465
UAE	9,065	6,211	12,309	12,521

	$135,711	$218,828	$280,201	$454,054

	June 30, 2010	December 31, 2009
Total assets:
United States	$255,851	$325,323
Canada	4,477	7,452
U.K.	92,589	88,655
Singapore	52,721	53,046
UAE	31,895	25,707
General Company	51,474	63,277

	$489,007	$563,460

Property, plant, and equipment:
United States	$14,058	$15,450
Canada	345	408
U.K.	16,482	17,913
Singapore	15,652	8,477
UAE	1,272	1,094
General Company	—	—

	$47,809	$43,342

Goodwill and other intangible assets:
United States	$23,766	$78,470
Canada	—	1,295
General Company	46,060	60,801

	$69,826	$140,566

The Company has not allocated goodwill and other intangibles to the U.K., Singapore and UAE segments but has included goodwill and other intangibles for these segments in General Company. For annual and interim, if applicable, goodwill impairment testing, goodwill is allocated to these reporting units based on their relative fair values at December 16, 2005, the acquisition date. At June 30, 2010, the Company performed the Step 1 analysis of the goodwill impairment test. The Americas and UAE reporting units failed this test because the book value of the reporting units exceeded the estimated fair value (See Note 4). As a result, goodwill decreased in the United States, Canada, and General Company by $54,581, $1,288, and $6,955, respectively.

13. Derivatives and other financial instruments

Treasury policy and risk management—Management is responsible for raising financing for operations, managing liquidity, foreign exchange risk and interest rate risk. The treasury operations of the Company are conducted under the oversight of management, who receive regular updates of treasury activity. Financial derivatives are entered into for risk management purposes only. The policy on foreign exchange rate hedging requires that only known firm commitments are hedged and that no trading in financial instruments is undertaken.

The Company’s principal risks are its exposures to changes in interest rates and currency exchange rates. These risks are closely monitored and evaluated by management, including the chief financial officer, the treasurer and respective local accounting management for all Company locations.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Following evaluation of those positions, the Company enters into derivative financial instruments to manage certain exposures.

Currency exchange rate risk—The Company hedges against foreign currency exchange rate-risk, on a case-by-case basis, using a series of forward contracts to protect against the exchange risk inherent in our forecasted transactions denominated in foreign currencies. The majority of the forward contracts are economic hedges, but a few forward contracts meet the designation of a cash flow hedge as defined by ASC 815. In these transactions, the Company executes a forward currency contract that will settle at the end of a forecasted period. Because the size and terms of the forward contract are designed so that it’s fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created. To the extent the Company forecasts the expected foreign currency cash flows from the period the forward contract is entered into until the date it settles with reasonable accuracy, the Company significantly lowers a particular currency’s exchange risk exposure over the life of the related forward contract.

For transactions designated as foreign currency cash flow hedges as defined in ASC 815, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in “Other comprehensive income (loss)” in the consolidated statements of partners’ (deficit) capital and comprehensive income (loss). These amounts are subsequently recognized in cost of sales in the consolidated statements of operations in the same period when the underlying transaction impacts the consolidated statements of operations. This recognition generally will occur over periods of less than one year. The ineffective portion of the change in fair value (arising from the change in the value of the forward points or a mismatch in terms) is recognized in the period incurred. These amounts are recognized in general and administrative expenses in the consolidated statements of operations. The Company does not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Transactions hedged in accordance with ASC 815 include forecasted purchase commitments. At June 30, 2010 and December 31, 2009, there were no designated forward contracts outstanding or earnings deferred in other comprehensive income. The fair value of foreign currency exchange contracts outstanding at June 30, 2010 and December 31, 2009, was a liability of $1,218 and $174, respectively, included in other current liabilities on the consolidated balance sheets. At June 30, 2010, and December 31, 2009, the total notional amount of outstanding foreign currency exchange contracts was $21,129 and $10,084, respectively.

At June 30, 2010 and December 31, 2009, the cumulative effect of currency translation adjustments was a loss of $28,050 and $21,469, respectively, and is included within partners’ deficit on the consolidated balance sheet. Currency translation adjustments included within partners’ deficit on the consolidated balance sheet are the result of the translation of the Company’s foreign subsidiaries financial statements that have a functional currency other than the U.S. Dollar.

Interest rate risk—Following the December 23, 2009 offering of the EMC Senior Secured Notes and repayment of the Term Loans, the Company’s variable interest rate risk was limited to the Company’s ABL Facility cash borrowings. At June 30, 2010 and December 31, 2009, there were no cash borrowings under the ABL Facility.

In connection with the issuance of the Term Loans on May 11, 2007 and in accordance with the Term Loan Agreements, the Company entered into interest rate derivatives to reduce its exposure to interest rate risk related to the floating rate debt. The Term Loan Agreements required a minimum of 50% of the outstanding Term Loans to be hedged for a period of not less than three years from the inception of the Term Loans. The Company entered into two interest rate swaps, which terminated on August 13, 2009, that converted an aggregate notional principal of $275,000 under the First Lien Term Loan from floating to fixed interest rate payments. Under these interest rate swaps, the Company paid fixed rates of interest on an aggregate notional amount of $275,000 ranging from 5.15% to 4.88% while simultaneously receiving floating rate interest payments ranging from 0.92% to 0.45% on the same notional amount during the period ended August 13, 2009.

Additionally, at the inception of the Term Loans, the Company entered into an interest rate swap and interest rate collar that converted a notional principal of $75,000 and $100,000, respectively, under the First Lien Term Loan from floating interest rate to fixed interest rate payments. Both the $75,000 interest rate swap and $100,000 interest rate collar began on August 13, 2009 and are scheduled to terminate August 17, 2010. The $75,000 interest rate swap pays a fixed rate of interest at a rate of 4.88% while

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

simultaneously receiving floating rate interest, which was set at 0.44% at June 30, 2010 on the same notional amount. The $100,000 interest rate collar incurs a floating rate of interest on the outstanding notional amount within a specified range. The collar swaps floating three-month LIBOR for fixed rates whenever the floating rate exceeds the cap rate of 5.50% or falls below the floor rate of 4.88%. At June 30, 2010, the Company was paying the floor rate of 4.88% while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount.

In accordance with the Second Lien Term Loan, the Company also entered into an interest rate swap that converts an aggregate notional principal of $75,000 from floating to fixed interest rate payments. Under this transaction, the Company pays a fixed rate of interest on an aggregate notional principal amount of $75,000 of 5.19% while simultaneously receiving a floating rate interest payment set at, 0.44% as of June 30, 2010, on the same notional amount. This interest rate swap is scheduled to terminate on August 17, 2010.

The fixed rate side on each of the interest rate swaps will not change over the lives of the interest swaps. The floating rate payments are reset quarterly based on three-month LIBOR.

Prior to the extinguishment of the Term Loans, the Company concluded that the interest rate swaps and collar qualified as cash flow hedges under the provisions of ASC 815. The interest rate swaps and collar were considered substantially effective for the three and six months ended June 30, 2009 and gains and losses related to the interest rate swaps and collar, net of tax, were reported as a component of accumulated other comprehensive income (loss). Upon the extinguishment of the Term Loans, the interest rate derivatives were no longer considered effective and were recognized in earnings. For the three and six months ended June 30, 2010, a net loss of $64 and $190 has been recognized as a component of other income (expense), net in the consolidated statements of operations related to ineffective interest rate derivatives.

A net settlement occurred quarterly concurrent with interest payments made on the underlying debt. The settlement under the interest rate swap contracts is the net difference between the fixed rates payable and the floating rates receivable over the quarter. For interest rate derivatives that have been deemed effective, the settlement is recognized as a component of interest expense in the consolidated statements of operations.

At June 30, 2010 and December 31, 2009, the interest rate derivatives were liabilities of $1,479 and $7,159, respectively, and are included in accrued expenses and other current liabilities on the consolidated balance sheets.

Credit risk—The Company’s credit risk on liquid resources and derivative financial instruments is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies. The Company has no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following table provides required information with respect to the classification and loss amounts recognized in income before taxes as well as the derivative-related contract losses deferred in other comprehensive income (net of taxes) for the three and six months ended June 30, 2010 and 2009:

Designated derivative instruments	(Loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from OCI to income	Gain or (loss) reclassified from OCI to income		Location of gain or (loss) in income before tax (ineffectiveness)	Gain in income before tax (ineffective portion)
	Three months ended June 30, 2010	Three months ended June 30, 2009		Three months ended June 30, 2010	Three months ended June 30, 2009		Three months ended June 30, 2010	Three months ended June 30, 2009
Forward contracts	$—	$(1,690)	Cost of sales	$—	$(213)	SG&A	$—	$479
			SG&A	—	237
Interest rate swaps and collar	—	(1,103)	Interest expense	—	2,311	SG&A	—	—

Total	$—	$(2,793)		$—	$2,335		$—	$479

Designated derivative instruments	Gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from OCI to income	Gain or (loss) reclassified from OCI to income		Location of gain or (loss) in income before tax (ineffectiveness)	(Loss) in income before tax (ineffective portion)
	Six months ended June 30, 2010	Six months ended June 30, 2009		Six months ended June 30, 2010	Six months ended June 30, 2009		Six months ended June 30, 2010	Six months ended June 30, 2009
Forward contracts	$—	$65	Cost of sales	$—	$(1,366)	SG&A	$—	$(3)
			SG&A	—	(173)
Interest rate swaps and collar	—	(915)	Interest expense	—	4,239	SG&A	—	—

Total	$—	$(850)		$—	$2,700		$—	$(3)

Non-designated derivative instruments	Location of gain or (loss) recognized in income	Gain or (loss) in income
		Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Forward contracts	SG&A	$(833)	$876	$(818)	$826
Interest rate swaps and collar	Other income (expense)	(64)	—	(190)	—

14. Fair value

The Company follows the provisions of Fair Value Measurements and Disclosures, ASC Topic 820 (“ASC 820”) for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—

•	Unadjusted quoted prices in active markets for similar assets or liabilities, or

•	Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

•	Inputs other than quoted prices that are observable for the asset or liability

Level 3—Unobservable inputs for the asset or liability

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are as follows:

	As of June 30, 2010
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$481	$—
Liabilities:
Foreign currency exchange contracts(1)	—	1,218
Interest rate swaps and collar(2)	—	1,479

	As of December 31, 2009
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$2,273	$—
Liabilities:
Foreign currency exchange contracts(1)	—	174
Interest rate swaps and collar(2)	—	7,159

(1)	As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.
(2)	In accordance with the Term Loans, the Company partially hedges its variable rate debt to minimize the risks from interest rate fluctuations through the use of derivative financial instruments including interest rate swaps and collars. Derivative financial instruments are used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The interest rate swaps and collars are valued using broker quotations or market transactions in either the listed or over-the-counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and fair value of the Company’s financial instruments is presented below:

	June 30, 2010
	Carrying value	Fair value
EMC Senior Secured Notes	$460,955	$389,507
Cash at bank and in hand	66,512	66,512
Accounts receivable	96,397	96,397
Accounts payable	74,045	74,045

	December 31, 2009
	Carrying value	Fair value
EMC Senior Secured Notes	$460,638	$455,700
Cash at bank and in hand	65,733	65,733
Accounts receivable	108,006	108,006
Accounts payable	64,332	64,332

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The fair value amounts shown are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments.

The fair value of the EMC Senior Secured Notes and the Term Loans, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the consolidated balance sheet date. The Company believes that the carrying amount of cash at bank and in hand, accounts receivable and accounts payable approximates their fair values.

The Company believes that the carrying amount of other financial assets and liabilities approximates their fair values.

15. Related-party transactions

During the three and six months ended June 30, 2010, the Company made payments to JCP of $16 and $60, respectively, for reimbursement of certain expenses incurred while monitoring its investment in EM II LP. During the three and six months ended June 30, 2009, the Company made payments to JCP of $16 and $27, respectively, for reimbursement of certain expenses incurred while monitoring its investment in EM II LP.

In connection with the Recapitalization Transaction, an employee pension fund of the ultimate parent company of a Company customer purchased approximately 14% of the EM II LP common limited partnership units, on a fully diluted ownership basis. There was no direct or indirect investment in the Company prior to May 11, 2007. For the three and six months ended June 30, 2010, the Company had sales to that Company customer of $4,802 and $9,069, respectively, in the normal course of business. For the three and six months ended June 30, 2009, the Company had sales to that Company customer of $3,212 and $7,949, respectively. At June 30, 2010 and December 31, 2009, the Company had $3,764 and $1,491, respectively, of accounts receivable from this customer included in accounts receivable on its consolidated balance sheets.

16. Subsequent event

On August 19, 2010, EMC invested approximately $10,000 in Bourland and Leverich (“B&L”), a distributor of oil country tubular goods. The investment in B&L will be accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

17. Consolidating Financial Information

In connection with the issuance of the EMC Senior Secured Notes by EMC, a 100%-owned U.S. subsidiary of EM II LP (“Issuer” in the tables below which excludes EMC’s non-U.S. subsidiary, EM Canada), EM II LP (“Parent” in the tables below) issued a full and unconditional guarantee of the EMC Senior Secured Notes. EMC is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH Limited and its subsidiaries, and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC Senior Secured Notes and are referred to as the Non-guarantor subsidiaries in the consolidating financial information presented below.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following tables present the consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

Consolidating balance sheet

	June 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$28,466	$38,046	$—	$66,512
Accounts receivable—net	—	45,706	50,690	—	96,397
Intercompany accounts receivable	—	5,807	763	(6,570)	—
Inventory	—	102,014	57,420	—	159,433
Income tax receivable	—	27,252	885	—	28,137
Prepaid expenses and other current assets	—	3,773	2,486	(19)	6,239
Affiliated interest receivable	—	6,458	—	(6,458)	—
Deferred tax asset—net	—	—	36	—	36

Total current assets	—	219,476	150,326	(13,048)	356,754
Property, plant and equipment, net	—	14,058	33,751	—	47,809
Distributions in excess of earnings and investment in subsidiaries	(114,983)	1,412	—	113,571	—
Goodwill	—	—	22,173	—	22,173
Other intangibles assets	—	23,766	23,887	—	47,653
Intercompany long-term notes receivable	—	100,855	—	(100,855)	—
Other assets	—	13,341	1,277	—	14,618

Total assets	$(114,983)	$372,909	$231,414	$(333)	$489,007

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$35,012	$39,033	$—	$74,045
Intercompany accounts payable	—	574	3,268	(3,842)	—
Other current liabilities	—	39,772	14,815	(5,810)	48,779

Total current liabilities	—	75,358	57,116	(9,652)	122,824
Deferred tax liability	—	—	6,245	—	6,245
Other long-term liabilities	2,704	225	180	(2,704)	406
Long-term debt and capital leases	—	460,955	117,784	(101,520)	477,219

Total liabilities	2,704	536,538	181,325	(113,874)	606,694

Total partners’ capital (deficit)	(117,687)	(163,629)	50,089	113,541	(117,687)

Total liabilities and partners’ capital (deficit)	$(114,983)	$372,909	$231,414	$(333)	$489,007

	December 31, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$29,860	$35,873	$—	$65,733
Accounts receivable—net	—	61,309	46,697	—	108,006
Intercompany accounts receivable	—	3,231	946	(4,177)	—
Inventory	—	96,065	59,490	—	155,555
Income tax receivable	—	20,878	962	—	21,840
Prepaid expenses and other current assets	—	7,342	2,927	(80)	10,189
Deferred tax asset—net	—	2,797	36	—	2,833

Total current assets	—	221,482	146,931	(4,257)	364,156
Property, plant and equipment, net	—	15,450	27,892	—	43,342
Distributions in excess of earnings and investment in subsidiaries	(27,085)	2,971	—	24,114	—
Goodwill	—	50,540	32,740	—	83,280
Other intangibles assets	—	27,931	29,355	—	57,286
Other assets	—	17,004	1,087	(2,695)	15,396
Intercompany long-term notes receivable	—	100,855	—	(100,855)	—

Total assets	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$32,164	$32,168	$—	$64,332
Intercompany accounts payable	—	428	3,756	(4,184)	—
Other current liabilities	—	27,532	9,535	12	37,079

Total current liabilities	—	60,124	45,459	(4,172)	101,411
Deferred tax liability	—	5,758	7,287	—	13,045
Other long-term liabilities	2,694	274	226	(2,695)	499
Long-term debt and capital leases	—	460,638	118,566	(100,920)	478,284

Total liabilities	2,694	526,794	171,538	(107,787)	593,239

Total partners’ capital (deficit)	(29,779)	(90,561)	66,467	24,094	(29,779)

Total liabilities and partners’ capital (deficit)	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Consolidating statement of operations

	For the three months ended June 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$80,942	$55,346	$(576)	$135,711
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	71,772	43,905	(576)	115,101
Selling, general, and administrative expense	9	11,625	7,411	—	19,045
Depreciation and amortization expense	—	2,833	2,116	—	4,950
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	9	140,770	61,699	(576)	201,901

(Loss) income from operations	(9)	(59,828)	(6,353)	—	(66,190)
Other income (expense)—net	—	89	(338)	—	(249)
Interest expense—net	—	(12,313)	(3,692)	—	(16,005)
Equity in (losses) earnings of subsidiaries	(75,410)	(1,665)	—	77,075	—

	(75,419)	(73,718)	(10,382)	77,075	(82,444)
Income tax (benefit) expense	—	(6,687)	(338)	—	(7,025)

Net (loss) income	$(75,419)	$(67,031)	$(10,044)	$77,075	$(75,419)

	For the three months ended June 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$143,387	$78,904	$(3,463)	$218,828
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	135,095	66,545	(3,691)	197,949
Selling, general, and administrative expense	—	10,517	5,408	—	15,925
Depreciation and amortization expense	—	2,830	2,180	—	5,010

Total operating expenses	—	148,442	74,133	(3,691)	218,884

(Loss) income from operations	—	(5,055)	4,771	228	(56)
Other income (expense)—net	—	76	1,142	—	1,218
Interest expense—net	—	(7,278)	(3,337)	—	(10,615)
Equity in earnings (losses) of subsidiaries	(5,449)	(405)	—	5,853	—

Income (loss) before income tax expense	(5,449)	(12,662)	2,576	6,081	(9,453)
Income tax expense	—	(4,370)	366	—	(4,004)

Net income (loss)	$(5,449)	$(8,291)	$2,210	$6,081	$(5,449)

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

	For the six months ended June 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$166,694	$115,027	$(1,520)	$280,201
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	147,150	92,076	(1,520)	237,707
Selling, general, and administrative expense	18	22,291	12,860	—	35,169
Depreciation and amortization expense	—	5,667	4,308	—	9,975
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	18	229,648	117,510	(1,520)	345,656

(Loss) income from operations	(18)	(62,954)	(2,483)	—	(65,455)
Other income (expense)—net	—	230	(537)	—	(307)
Interest expense—net	—	(24,634)	(7,443)	—	(32,077)
Equity in (losses) earnings of subsidiaries	(82,367)	(1,575)	—	83,942	—

	(82,385)	(88,933)	(10,463)	83,942	(97,839)
Income tax (benefit) expense	—	(15,077)	(377)	—	(15,454)

Net (loss) income	$(82,385)	$(73,856)	$(10,086)	$83,942	$(82,385)

	For the six months ended June 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$300,032	$167,053	$(13,032)	$454,054
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	258,262	140,175	(13,343)	385,094
Selling, general, and administrative expense	16	23,053	11,714	—	34,783
Depreciation and amortization expense	—	5,667	4,193	—	9,860

Total operating expenses	16	286,982	156,082	(13,343)	429,737

(Loss) income from operations	(16)	13,050	10,971	311	24,317
Other income (expense)—net	—	(158)	1,829	—	1,671
Interest expense—net	—	(14,340)	(6,254)	—	(20,594)
Equity in earnings (losses) of subsidiaries	4,373	(402)	—	(3,971)	—

Income (loss) before income tax expense	4,357	(1,849)	6,546	(3,660)	5,394
Income tax expense	—	(242)	1,279	—	1,037

Net income (loss)	$4,357	$(1,607)	$5,267	$(3,660)	$4,357

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Consolidating statement of cash flows

	For the six months ended June 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$6,963	$9,388	$(1,000)	$15,351
Cash flows from investing activities:
Purchase of PetroSteel business – net of cash acquired	—	(4,000)	—	—	(4,000)
Purchases of plant, property, and equipment	—	(95)	(4,297)	—	(4,392)
Proceeds from the sale of property, plant, and equipment	—	150	47	—	197

Net cash used in investing activities	—	(3,945)	(4,250)	—	(8,195)

Cash flows from financing activities:
Deferred financing costs and financing advisory fees paid	—	(617)	—	—	(617)
Principal payments on notes payable and long term debt, including prepayment fees	—	(4,000)	(1,135)	1,000	(4,135)
Proceeds from ABL facility	—	577	—	—	577
Payments to ABL facility	—	(577)	—	—	(577)
(Decrease) increase in managed bank overdraft and short-term loans	—	285	(341)	—	(56)

Net cash (used in) provided by financing activities	—	(4,332)	(1,476)	1,000	(4,808)
Effects of foreign exchange rate changes on cash	—	(80)	(1,489)	—	(1,570)

Net (decrease) increase in cash and cash equivalents	—	(1,394)	2,173	—	779
Cash and cash equivalents, beginning of period	—	29,860	35,873	—	65,733

Cash and cash equivalents, end of period	$—	$28,466	$38,046	$—	$66,512

	For the six months ended June 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash used in operating activities	$—	$(4,393)	$(11,935)	$—	$(16,328)
Cash flows from investing activities:
Purchases of plant, property, and equipment	—	(576)	(620)	—	(1,195)
Proceeds from the sale of property, plant, and equipment	—	18	88	—	106

Net cash used in investing activities	—	(558)	(532)	—	(1,089)
Cash flows from financing activities:
Principal payments on notes payable and long term debt, including prepayment fees	—	(1,400)	(862)	—	(2,262)
Proceeds from ABL facility	—	151,725	22,515	—	174,240
Payments to ABL facility	—	(140,025)	(23,087)	—	(163,112)
Decrease in managed bank overdraft and short-term loans	—	(3,128)	(5,977)	—	(9,104)

Net cash provided by (used in) financing activities	—	7,172	(7,411)	—	(239)
Effects of foreign exchange rate changes on cash	—	(464)	1,419	—	955

Net increase (decrease) in cash and cash equivalents	—	1,757	(18,458)	—	(16,701)
Cash and cash equivalents, beginning of period	50	(302)	41,960	—	41,708

Cash and cash equivalents, end of period	$50	$1,448	$23,511	$—	$25,007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Forward-Looking Statements” below.

Overview

General

We are a global industrial distributor of specialty steel products primarily to the oil and gas, power, petrochemical and civil construction markets. Our product catalog consists of pipes, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments and to withstand the effects of corrosive or abrasive materials. We stock and distribute inventory and support our customers through a global network of facilities located on five continents.

Principal Factors Affecting Our Business

Our business is substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and natural gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of customers’ expenditures generally depends on prevailing views of future oil, natural gas, refined products, electric power, petrochemicals, mined products and civil construction supply and demand, which are influenced by numerous factors, including, among others, changes in global economic conditions, changes in oil and natural gas prices, availability of adequate financing, increasing rates of oil and natural gas production in non-traditional geographies and investment in refining capacity.

In addition to demand driven factors, our business is also affected by changes in the cost of steel. Fluctuations in the costs of the products we supply are largely driven by changes in the condition of the general economy, changes in product inventories held by our customers, our vendors and other distributors and prevailing steel prices around the world. Demand for our products, the actions of our competitors and other factors largely out of our control will influence whether, and to what extent, we will be successful in improving our profit margins in the future.

Reportable segments

We manage our operations in two geographic markets—the Western Hemisphere and the Eastern Hemisphere. We have four reportable segments, which are determined primarily based upon the geographic locations of our operations. Our Western Hemisphere market comprises one of our reportable segments, which was formerly referred to as the Americas reportable segment. Our Eastern Hemisphere market is segregated further to derive our reportable segments for that geographic market, which include the U.K. (Europe/West Africa), Singapore (Asia/Pacific), and UAE (Middle East). Beginning in the first quarter of 2010, U.K. (Europe/West Africa) includes the operations of Brazil which does not meet the quantitative threshold for separate segment disclosure as of or for the three and six months ended June 30, 2010. We include operating expenses of our non-trading entities, including EM II LP, EMGH Limited, Edgen Murray Cayman Corporation and Pipe Acquisition Limited, in General Company expenses.

Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network of locations in the United States and Canada. Sixteen of our Western Hemisphere locations stock inventory for distribution.

Our Eastern Hemisphere operations are headquartered in Newbridge, Scotland and operate through a regional and branch network of locations in Europe, Asia/Pacific, the Middle East and South America. Six locations in the Eastern Hemisphere stock inventory.

Effects of currency fluctuations

As of and for the year ended December 31, 2009 and as of and for the six months ended June 30, 2010, approximately 16% and 19%, respectively, of our total assets and approximately 16% and 20%, respectively, of our sales were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our sales, cash flows and net income. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the period, in each case using the noon buying rate as quoted by the Federal Reserve Bank of New York.

From time to time, we also enter into purchase and sales commitments that are denominated in a currency other than the U.S. dollar (primarily the Euro). Currency fluctuations can create volatility in earnings and cash flows from period to period. Our practices include entering into foreign currency forward exchange contracts in an effort to minimize foreign currency exposure related to forecasted purchases and sales of certain products. We do not use derivative financial instruments for speculative purposes.

Revenue sources

We do not manufacture any products. We are a distributor/reseller of our suppliers’ manufactured products. We often purchase these products in large quantities that are efficient for our suppliers to produce, and we subsequently resell these products in smaller quantities to meet our customers’ requirements.

We generate substantially all of our revenues, net of returns and allowances, from the sale of our products to third parties. We also generate a negligible component of our revenues from a range of cutting and finishing services that we coordinate for our customers upon request. Our fees for these services are incorporated into our sales price. Freight costs are generally included in our sales price as well. Our sales are reduced by sales discounts and incentives provided to our customers.

Pricing

Pricing for our products significantly impacts our results of operations. Generally, as pricing increases, so do our sales. Our pricing usually increases when the cost of our materials increases. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit. Because changes in pricing do not necessarily lower our expense structure, the impact on our results of operations from changes in pricing may be greater than the effect of volume changes.

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization), selling, general and administrative expenses, depreciation and amortization, impairment of goodwill and interest expense. Our most significant cost of sales consists primarily of the cost of our products at weighted average cost, plus inbound and outbound freight expense, outside processing expenses, physical inventory adjustments and inventory obsolescence charges, less earned incentives from vendors.

Our cost of sales is influenced significantly by the prices we pay our vendors to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with vendors or earned incentives from our vendors. Generally, we are able to pass cost increases on to our customers. However, during certain periods when there are excess inventories, discounting occurs and we are unable to realize full value for our products. Market conditions in the future may not permit us to fully pass through future cost increases or may force us to grant other concessions to customers. An inability to promptly pass through such increases and to compete with excess inventories may increase our cost of sales and reduce our profitability. Our product costs are reduced by vendor discounts and purchase incentives. Payment for our products is typically due to our vendors within 30 to 60 days of delivery.

Selling, general and administrative expenses include sales and administrative employee compensation and benefit costs, as well as travel expenses for sales representatives, information technology infrastructure and communication costs, office rent and supplies, professional services and other general company expenses. Selling, general and administrative expenses also include costs for warehouse personnel and benefits, supplies, equipment maintenance and rental and contract storage and distribution expenses.

Depreciation and amortization consists of amortization of acquired intangible assets, including customer relationships and backlog, and the depreciation of property, plant and equipment including leasehold improvements, capitalized leases, and picking and lifting equipment.

Impairment of goodwill consists of the write-off of goodwill recorded in connection with historical acquisitions that is not amortized but rather tested for impairment annually or when events and circumstances occur that indicate the fair value of the asset is below its carrying value.

Interest expense includes interest incurred on our indebtedness and amortization of deferred financing costs associated with such indebtedness and original issue discount, if applicable.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in our consolidated financial statements. We base our estimates on historical experience and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different circumstances or conditions. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue recognition

Revenue is recognized on products sales when the earnings process is complete, meaning the risks and rewards of ownership have transferred to the customer (typically upon title transfer), and collectability is reasonably assured. Revenue is recorded, net of discounts, customer incentives, value added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed upon terms and conditions by the customer during each period. Shipping and handling costs related to product sales are also included in sales.

Intercompany eliminations and General Company expenses

We present our segment sales and income (loss) from operations on an arm’s-length basis, consistent with how we manage our operations and how our chief operating decision maker reviews our results. Sales and expenses attributable to intercompany transactions are included in the results of our reportable segments. Such amounts are eliminated (under the Eliminations caption) to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statement of operations. In addition to intercompany sales and expenses, we also separately report General Company expenses, which include unallocated expenses that are not directly attributable to business unit performance.

Accounts receivable

We maintain an allowance for doubtful accounts to reflect our estimate of uncollectible accounts receivable. Concentration of credit risk with respect to accounts receivable is within several sectors of the oil and natural gas industry and is dispersed over a large number of customers worldwide. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment histories. We monitor customer payments and maintain a provision for estimated uncollectible accounts based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The rate of future credit losses may not be similar to past experience.

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements. We consider all available information when assessing the adequacy of the allowance for doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously known to us. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements.

Inventories

We state our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition, based on purchase cost on a weighted average cost basis. Inventory is written off for obsolete, slow moving or defective items where appropriate. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements. For example, during the year ended December 31, 2009, we incurred an inventory write-down of $22.5 million related to selling prices falling below inventory cost.

Goodwill and other intangible assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. As of December 31, 2009 and June 30, 2010, the goodwill and other identifiable intangible assets with indefinite lives balances were $95.0 million and $33.4 million, respectively, representing 16.9% and 6.8% of total assets, respectively.

We account for goodwill under the provisions of Intangibles—Goodwill and Other, ASC Topic 350. Under these rules we test goodwill and other intangible assets with indefinite lives for impairment annually or at any other time when impairment indicators exist. In assessing the recoverability of our goodwill and other indefinite lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We estimate future cash flows at the reporting unit level. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

In connection with the preparation of our financial information for the second quarter of 2010, we noted that results of operations for the first half of 2010 continued to remain below the original budget assumptions and operating forecasts for some of our reporting units. We began a process to reforecast our budget assumptions and operating forecasts for the remainder of 2010 and the first quarter of 2011. While we have experienced an increase in sales inquiries and new order bookings since March 2010, the current energy market and overall economic conditions have adversely affected our customer’s commitments and time frames for making capital and maintenance expenditures compared to our original assumptions and forecasts. The continued slow global economic recovery in addition to uncertainty surrounding energy demand and commodity pricing resulted in revised budget assumptions and operating forecasts with a slower future earnings recovery than was previously forecasted. We believe that the revised operating forecasts constitute an interim impairment indicator. Accordingly, we performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with our annual impairment test. The methodology uses a combined discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

This analysis indicated that our Americas and UAE reporting units failed Step 1 of the impairment test because the book value of each reporting unit exceeded its estimated fair value. We are currently performing Step 2 of the goodwill impairment analysis for these reporting units. The process includes among other things a determination of the implied fair value of each reporting unit’s goodwill by assigning the fair value of the reporting unit determined in Step 1 to all of the assets and liabilities of the reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination; to complete the process, we then compare the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill is impaired. The goodwill impairment charge was estimated at $62.8 million consisting of $55.8 million in the Americas reporting unit and $7.0 million in the UAE reporting unit, and is reflected in our statement of operations for the three and six months ended June 30, 2010. The amount of the goodwill impairment charge will be finalized by the end of the third quarter of 2010. This goodwill impairment charge did not impact our liquidity position, debt covenants or cash flows.

Although our U.K. and Singapore reporting units passed the Step 1 interim goodwill impairment analysis, we will continue to monitor all events and circumstances that would potentially affect the fair value of our other reporting units. Events or circumstances which could indicate a potential impairment include, but are not limited to: further declines and volatility in oil and natural gas demand and prices, possible regulatory limitations on drilling and production activity, and further deterioration of the ability of our customers to obtain appropriate financing for energy infrastructure projects.

In connection with performing Step 2 of the goodwill impairment analysis, tradenames were also tested and no impairment was recorded as the fair value of the tradenames exceeds their carrying value at June 30, 2010.

Long-lived assets

We assess the impairment of long-lived assets, including property, plant and equipment and finite-lived other identifiable intangible assets such as customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. We also estimate the useful lives of other finite-lived intangible assets based on estimates of the economic benefit expected to be received from the acquired assets which could differ from actual results. These estimates can be significantly affected by future changes in market conditions, the capital spending decisions of our customers and inflation. For example, a one year reduction in the useful lives of customer relationship intangible assets, our largest long-lived asset which is amortized over approximately seven years, would have reduced operating income and net income by $2.0 million and $1.4 million, respectively, for the year ended December 31, 2009.

In connection with the preparation of financial information in the second quarter 2010 and our conclusion that the revised operating forecasts constitute an interim impairment indicator, we tested our long-lived assets, including customer relationships and noncompetition agreements, for impairment at June 30, 2010 and the carrying amounts of the assets exceeded their fair value at June 30, 2010. No impairment of these long-lived assets was identified at June 30, 2010.

At December 31, 2009 and June 30, 2010, our long-lived assets were $88.9 million and $84.3 million, respectively, representing 15.8% and 17.2%, respectively, of total assets.

Equity-based compensation

We have equity-based compensation plans for certain of our executive officers, directors and employees. We account for these plans in accordance with Compensation—Stock Compensation, ASC Topic 718 (“ASC 718”). ASC 718 requires all forms of share-based payments to employees, including options, to be recognized as compensation expense. The compensation expense is measured as the fair value of the award at grant date. No amounts were paid by the holders to obtain the restricted common units we have issued to date. ASC 718 also requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption.

For restricted units granted during 2007, the fair value of the restricted units was the same as the per-unit consideration paid by unrelated third parties in May 2007. We believe the amount paid in this arm’s-length transaction of $1,000 per unit was the most contemporaneous evidence of the fair value of an EM II LP common unit at the time the restricted units were granted.

For unit options granted during 2007, the fair value of unit options was calculated as $487.84 per unit option using the Black-Scholes pricing model with an exercise price of $1,000 per unit, a risk-free interest rate of 4.38%, an expected volatility of 41.52% and an expected term of 6.5 years. Because no historical data was available, we calculated the expected term for employee unit options using the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 110. The risk-free interest rate was based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term at the grant date. The expected volatility used to value unit options was based on an average of historical volatility of companies in industries in which we operate and for which management believes is comparable. No unit options have been granted since 2007.

Income tax expense estimates and policies

As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine the provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

At June 30, 2010, a valuation allowance of $11.5 million was recorded against deferred tax assets and state net operating loss carryforwards because we believe it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOL’s during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOL’s are set to expire beginning in 2021 through 2030.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our remaining or future deferred tax assets. We cannot predict whether future tax laws or regulations, including at the foreign, U.S. federal, state or local level, might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new legislation and regulations are enacted.

In accordance with the provisions of Income Taxes, ASC Topic 740, (“ASC 740”), we had no unrecognized tax benefits as of December 31, 2009 and June 30, 2010.

Derivative Financial Instruments

We enter into transactions involving various derivative instruments to hedge interest rates and foreign currency denominated sales, purchases, assets and liabilities. These derivative contracts are entered into with financial institutions. We do not use derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

The Company accounts for certain derivative financial instruments in accordance with Derivatives and Hedging, ASC Topic 815, (“ASC 815”). ASC 815 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value.

Interest rate risk. Prior to the extinguishment of our first and second lien term loans on December 23, 2009, we concluded that the interest rate swaps and collar we entered into qualified as cash flow hedges under the provisions of ASC 815. The swaps and collar were considered substantially effective, with ineffectiveness, if any, charged to the consolidated statements of operations in the period assessed as ineffective. Gains and losses related to the interest rate swaps, net of related tax effects were reported as a component of accumulated other comprehensive income (loss), and upon the repayment of the term loans, the underlying hedge exposure ceased to exist and deferred losses of $7.5 million were recognized as interest expense in the statement of operations for the year ended December 31, 2009. Net settlements occur quarterly concurrent with interest payments made on the underlying debt. Under the interest rate swap contracts the settlements are the net difference between the fixed rates payable and the floating rates receivable during the quarter. Prior to the extinguishment of the term loans, the settlements were recognized as a component of interest expense in the consolidated statement of operations. Subsequent to the extinguishment of the term loans, the settlements are recognized as a component of other income (expense) in the statement of operations.

Currency exchange rate risk. We also hedge against foreign currency exchange rate risk, on a case by case basis, using a series of forward contracts to protect against the exchange risk inherent in our transactions denominated in foreign currencies. The majority of the forward contracts are economic hedges, but a few forward contracts meet the designation of a cash flow hedge as defined by ASC 815. For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in “Other comprehensive income (loss)” in the consolidated statement of partners’ capital (deficit) and comprehensive income (loss). These amounts are subsequently recognized in cost of sales in the consolidated statements of operations in the same period when the underlying transaction impacts the consolidated statements of operations. This recognition generally will occur over periods of less than one year. The ineffective portion of the change in fair value (arising from the change in the value of the forward points or a mismatch in terms) is recognized in the period incurred and are recognized in selling, general and administrative expenses in the consolidated statements of operations.

Related person transactions

We are controlled by funds affiliated with Jefferies Capital Partners (“JCP”). From time to time, we have engaged in transactions with JCP and its affiliates, including equity and debt financing transactions.

Results of Operations

Overview

Our financial results for the first half of 2010 were impacted by an erratic global economic recovery and uncertainties surrounding energy demand. Although we experienced an increase in sales inquiries and new order bookings in the second quarter of 2010, current energy market and overall economic conditions have negatively affected our customers’ willingness to commit to new energy infrastructure projects and, to a lesser extent, maintenance and repair expenditures. Our current view of the amount and timing of market demand recovery for our products has resulted in the view that the recorded value of our goodwill is impaired. As a result, in the second quarter of 2010, we recorded a goodwill impairment charge of $62.8 million consisting of $55.8 million in the Americas reporting unit and $7.0 million in the UAE reporting unit, in our Consolidated Statements of Operations as further described below.

For the first half of 2010, we observed a product demand and sales mix shift from our higher margin products, including alloy pipe and pipe components and large diameter high yield carbon pipe generally associated with mid-stream energy infrastructure projects, to lower margin products, including smaller diameter carbon pipes, particularly in North America. This result contrasts to the first half of 2009 where strong order backlog from 2008 for natural gas transmission pipeline construction activity in North America, worldwide upstream energy infrastructure projects, and downstream refinery expansion drove sales volumes, higher gross profits and margins into the first half of 2009 and partially offset declining selling prices for new orders.

Three months ended June 30, 2009 compared to three months ended June 30, 2010

The following table compares sales and income (loss) from operations for the three months ended June 30, 2009 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three months ended June 30,
(millions, except percentages)	2009	2010	% Change
Sales
Western Hemisphere	$146.4	$82.9	(43.4)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	33.4	29.5	(11.7)%
• Singapore (Asia/Pacific)	37.3	15.4	(58.7)%
• UAE (Middle East)	6.5	9.1	40.0%

Total Eastern Hemisphere	77.2	54.0	(30.1)%
Eliminations	(4.8)	(1.2)

Total	$218.8	$135.7	(38.0)%

Income (loss) from operations
Western Hemisphere	$(3.2)	$(59.6)	NM
Eastern Hemisphere
• U.K. (Europe/West Africa)	3.4	4.4	29.4%
• Singapore (Asia/Pacific)	4.8	(0.1)	(102.1)%
• UAE (Middle East)	(1.1)	(0.5)	(54.5)%

Total Eastern Hemisphere	7.1	3.8	(46.5)%
General Company	(4.0)	(10.4)	160.0%

Total	$(0.1)	$(66.2)	NM

Income from operations as a % of sales
Western Hemisphere	(2.2)%	(71.9)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	10.2%	14.9%
• Singapore (Asia/Pacific)	12.9%	(0.6)%
• UAE (Middle East)	(16.9)%	(5.5)%
Total Eastern Hemisphere	9.2%	7.0%
Total	0.0%	(48.8)%

Sales

For the three months ended June 30, 2010, our consolidated sales decreased $83.1 million, or 38.0%, to $135.7 million compared to the three months ended June 30, 2009. The decrease in sales reflects the lingering effect of the global economic downturn which has resulted in spending cuts and delays by our customers in all segments of the energy industry—upstream, midstream and downstream. As our customers remain focused on preserving cash, both new project expenditures and routine maintenance and repair expenditures have been negatively affected. In addition to lower volumes, we have also experienced lower sales prices on many products as competitors continue to aggressively manage inventory levels and to reduce prices to attract business.

For the three months ended June 30, 2010, sales in our Western Hemisphere market decreased $63.5 million, or 43.4%, to $82.9 million compared to the three months ended June 30, 2009. The decrease in Western Hemisphere sales was primarily the result of lower demand from our customers in the downstream petrochemical and natural gas transmission business which resulted in reduced sales volume and lower selling prices. Additionally, our sales mix shifted from higher margin products, including alloy pipe and pipe components and large diameter carbon pipe products associated with natural gas transmission and other infrastructure projects, to smaller diameter pipe products which generally have lower selling prices and margins.

For the three months ended June 30, 2010, sales in our Eastern Hemisphere market decreased $23.2 million, or 30.1%, to $54.0 million compared to the three months ended June 30, 2009. This decrease is primarily the result of a decline in offshore oil and natural gas structure construction. We also experienced a significant drop in sales prices, particularly in our Singapore and UAE operating segments, as market inventories and short mill lead times created a competitive pricing environment. The decrease was partially offset by strong maintenance sales in the UK segment.

For the three months ended June 30, 2009 and 2010, 60% and 70%, respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented 26% and 30%, respectively, of our consolidated sales in each of the periods. No single customer represented more than 10% of consolidated sales for the three months June 30, 2009 and 2010.

Income (loss) from operations

For the three months ended June 30, 2010, our consolidated operating loss increased $66.1 million to an operating loss of $66.2 million compared to the three months ended June 30, 2009. The increase was primarily the result of a goodwill impairment charge of $62.8 million, before taxes, and to a lesser extent, reduced sales volumes and lower sales prices as described above. Also, $1.6 million of net unrealized and realized losses on foreign currency transactions is included in selling, general and administrative expenses used in deriving income (loss) from operations for the three months ended June 30, 2010 versus a $0.2 million included for the three months ended June 30, 2009. Additionally, selling, general and administrative expenses for the three months ended June 30, 2009 benefited by an approximately $0.9 million reversal of an accrual for variable based compensation. No similar accrual reversal occurred for the three months ended June 30, 2010.

For the three months ended June 30, 2010, operating loss for our Western Hemisphere market increased $56.4 million to an operating loss of $59.6 million compared to a $3.2 million loss for the three months ended June 30, 2009. The increase in operating loss was primarily the result of a goodwill impairment charge of $55.8 million, before taxes, and to a lesser extent, lower sales volume and prices.

For the three months ended June 30, 2010, our Eastern Hemisphere market income from operations decreased $3.3 million, or 46.5%, to $3.8 million compared to the three months ended June 30, 2009. This decrease in income from operations was also primarily the result of lower sales volume and sales prices partially offset by an increase in gross margins driven by strong maintenance sales in the UK segment.

For the three months ended June 30, 2010, operating loss for General Company increased $6.4 million, or 160.0%, to $10.4 million compared to the three months ended June 30, 2009. General Company expenses consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses. For the three months ended June 30, 2010, General Company expenses also include a $7.0 million goodwill impairment charge related to the UAE reporting unit; goodwill and other intangibles are allocated to the Eastern Hemisphere reporting units for goodwill impairment testing purposes based on their relative fair values at December 16, 2005, the acquisition date.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2010 increased $5.4 million, or 50.8%, to $16.0 million compared to the three months ended June 30, 2009. The overall increase in interest expense, net, for the three months ended June 30, 2010 was primarily the result of higher period interest rates on our $465 million 12.25% EMC senior secured notes issued on December 23, 2009 compared to interest rates on our $500 million term loans outstanding during the three months ended June 30, 2009.

Income tax expense (benefit)

Income tax benefit was $7.0 million for the three months ended June 30, 2010, compared to income tax benefit of $4.0 million for the three months ended June 30, 2009. The income tax benefit for the three months ended June 30, 2010 reflects the pre-tax loss from operations at our estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in our Western Hemisphere market offset by taxable income and lower statutory income tax rates in our Eastern Hemisphere market. In addition, for the three months ended June 30, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62.8 million for which $29.9 million was related to non-deductible goodwill and $11.5 million related to recording a valuation allowance against certain deferred tax assets.

At June 30, 2010, a valuation allowance of $11.5 million was recorded against deferred tax assets and state net operating loss carryforwards as we believe it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover certain net deferred tax assets and also limit the ability to utilize the state net operating losses (“NOLs”) during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are set to expire beginning in 2021 through 2030.

Six months ended June 30, 2009 compared to six months ended June 30, 2010

The following table compares sales and income (loss) from operations for the three months ended June 30, 2009 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Six months ended June 30,
(millions, except percentages)	2009	2010	% Change
Sales
Western Hemisphere	$305.8	$171.1	(44.0)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	69.8	57.9	(17.0)%
• Singapore (Asia/Pacific)	80.3	42.0	(47.7)%
• UAE (Middle East)	13.7	12.5	(8.8)%

Total Eastern Hemisphere	163.8	112.4	(31.4)%
Eliminations	(15.6)	(3.3)

Total	$454.0	$280.2	(38.3)%

Income (loss) from operations
Western Hemisphere	$16.5	$(60.7)	NM
Eastern Hemisphere
• U.K. (Europe/West Africa)	10.5	8.3	(21.0)%
• Singapore (Asia/Pacific)	8.5	2.6	(69.4)%
• UAE (Middle East)	(2.7)	(1.2)	(55.6)%

Total Eastern Hemisphere	16.3	9.7	(40.5)%
General Company	(8.5)	(14.5)	70.6%

Total	$24.3	$(65.5)	NM

Income from operations as a % of sales
Western Hemisphere	5.4%	(35.5)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	15.0%	14.3%
• Singapore (Asia/Pacific)	10.6%	6.2%
• UAE (Middle East)	(19.7)%	(9.6)%
Total Eastern Hemisphere	10.0%	8.6%
Total	5.4%	(23.4)%

Sales

For the six months ended June 30, 2010, our consolidated sales decreased $173.8 million, or 38.3%, to $280.2 million compared to the six months ended June 30, 2009. The decrease in sales reflects the global economic downturn and the associated spending cuts by our customers in all segments of the energy industry—upstream, midstream and downstream. As our customers remain focused on preserving cash, both new project expenditures and routine maintenance and repair expenditures have been negatively affected. In addition to lower volumes, we have also experienced lower sales prices on many products as competitors continue to aggressively manage inventory levels and to reduce prices to attract business.

For the six months ended June 30, 2010, sales in our Western Hemisphere market decreased $134.7 million, or 44.0%, to $171.1 million compared to the six months ended June 30, 2009. The decrease in Western Hemisphere sales was primarily the result of lower demand from our customers in the downstream petrochemical and natural gas transmission business which resulted in reduced sales volume and lower selling prices. Additionally, our sales mix shifted from higher margin products, including alloy pipe and pipe components and large diameter carbon pipe products associated with infrastructure projects, to smaller diameter pipe products which generally have lower selling prices and margins.

For the six months ended June 30, 2010, sales in our Eastern Hemisphere market decreased $51.4 million, or 31.4%, to $112.4 million compared to the six months ended June 30, 2009. This decrease is primarily the result of a decline in offshore oil and natural gas structure construction. We also experienced a significant drop in sales prices, particularly in our Singapore and UAE operating segments, as market inventories and short mill lead times created a competitive pricing environment. This decrease was partially offset by an increase in selling prices driven by strong maintenance sales in our UK segment.

For the six months ended June 30, 2009 and 2010, 64% and 69%, respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented 29% and 32%, respectively, of our consolidated sales in each of the periods. No single customer represented more than 10% of consolidated sales for the six months June 30, 2009 and 2010.

Income (loss) from operations

For the six months ended June 30, 2010, our consolidated income from operations decreased $89.8 million to an operating loss of $65.5 million compared to $24.3 million operating income for the six months ended June 30, 2009. The decrease in operating income was primarily the result of a goodwill impairment charge of $62.8 million, before taxes, and to a lesser extent, reduced sales volumes and lower sales prices as described above. Gross margins for the six months ended June 30, 2009 were adversely impacted by a sharp decline in product prices which resulted in significant inventory valuation write-downs in the second quarter 2009. Selling, general and administrative expenses for the comparative periods did not materially differ.

For the six months ended June 30, 2010, income from operations for our Western Hemisphere market decreased $77.2 million to an operating loss of $60.7 million compared to $16.5 million operating income for the six months ended June 30, 2009. This decrease in income from operations was primarily the result of a goodwill impairment charge of $55.8 million, before taxes, and to a lesser extent, lower sales volume and prices.

For the six months ended June 30, 2010, income from operations for our Eastern Hemisphere market decreased $6.6 million, or 40.5%, to $9.7 million compared to the six months ended June 30, 2009. This decrease in income from operations was primarily the result of lower sales volume and sales prices, partially offset by an increase in gross margins driven by strong maintenance sales in our UK segment.

For the six months ended June 30, 2010, operating loss for General Company increased $6.0 million, or 70.6%, to $14.5 million compared to the six months ended June 30, 2009. General Company expenses primarily consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses. For the six months ended June 30, 2010, General Company expenses also include a $7.0 million goodwill impairment charge related to the UAE reporting unit; goodwill and other intangibles are allocated to the Eastern Hemisphere reporting units for goodwill impairment testing purposes based on their relative fair values at December 16, 2005, the acquisition date.

Interest expense, net

Interest expense, net, for the six months ended June 30, 2010 increased $11.5 million, or 55.8%, to $32.1 million compared to the six months ended June 30, 2009. The overall increase in interest expense, net, for the six months ended June 30, 2010 was primarily the result of higher period interest rates on our $465 million 12.25% EMC senior secured notes issued on December 23, 2009 compared to interest rates on our $500 million term loans outstanding during the six months ended June 30, 2009.

Income tax expense (benefit)

Income tax benefit was $27.0 million for the six months ended June 30, 2010, compared to income tax expense of $1.0 million for the six months ended June 30, 2009. The income tax benefit for the six months ended June 30, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in our Western Hemisphere market offset by taxable income and lower statutory income tax rates in our Eastern Hemisphere market. In addition, for the six months ended June 30, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62.8 million for which $29.9 million was related to non-deductible goodwill and $11.5 million related to recording a valuation allowance against certain deferred tax assets.

At June 30, 2010, a valuation allowance of $11.5 million was recorded against deferred tax assets and state net operating loss carryforwards as we believe it is more likely than not that the future income tax benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOLs during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are set to expire beginning in 2021 through 2030.

Liquidity and Capital Resources

We finance our operations principally through cash flows generated from operations and from borrowings under our ABL Facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. In addition, we may need capital to fund strategic business acquisitions or investments. Our primary source of acquisition funds has historically been the issuance of debt securities, preferred and common equity and cash flows from operations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additionally, provisions of our ABL Facility and the indenture governing the notes, as well as the laws of the jurisdictions in which our companies are organized, restrict or will restrict our ability to pay dividends or make certain other restricted payments.

In 2010, we expect to make, among other capital expenditures, capital expenditures in the amount of approximately $13.0 million to build a new distribution facility in Singapore, which we intend to fund in part through the sale of our existing facility in Singapore and from proceeds of short term financing. Additionally, on August 19, 2010, EMC invested approximately $10 million in Bourland & Leverich, a distributor of oil country tubular goods (“B&L”). The investment in B&L will be accounted for using the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. At December 31, 2009 and June 30, 2010, our total indebtedness, including capital leases, was $483.5 million and $477.5 million, respectively. At December 31, 2009 and June 30, 2010, there were no borrowings outstanding under our ABL facility. At June 30, 2010, we had approximately $75.6 million available for borrowings under our ABL Facility, net of reserves, and net of $29.1 million of outstanding letters of credit and guarantees. Because borrowing availability under the ABL Facility depends, in part, on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations, availability may not reflect our actual borrowing capacity at any one point in time. At of December 31, 2009 and June 30, 2010, cash and cash equivalents was $65.7 million and $66.5 million, respectively.

As of June 30, 2010, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. Historically, a contraction in our level of operations typically decreases our working capital requirements and generates cash flows in the short-term. We cannot assure you, however, that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the initial notes and the exchange notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Statement of cash flow data

	Six Months ended June 30
(dollars in millions)	2009	2010
Cash flows provided by (used in) activities:
Operating	$(16.3)	$15.4
Investing	(1.1)	(8.2)
Financing	(0.2)	(4.8)

Six months ended June 30, 2009 compared to the six months ended June 30, 2010

Operating activities. Net cash inflows from operating activities were $15.4 million for the six months ended June 30, 2010 compared to net cash outflows of $16.3 million for the six months ended June 30, 2009. The increase in cash flows from operations was primarily the result of a decrease in net cash required for working capital as a result of reduced sales activity. The $62.8 million goodwill impairment charge recorded in the second quarter of 2010 did not impact our liquidity position, debt covenants or cash flows.

Investing activities. Net cash outflows from investing activities were $8.2 million for the six months ended June 30, 2010 compared to net cash outflows of $1.1 million for the six months ended June 30, 2009. Cash outflows from investing activities of $8.2 million for the six months ended June 30, 2010 include capital expenditures of $4.4 million related to the expansion of our Singapore and Middle East warehouse facilities. In addition to capital expenditures, a $4.0 million earn-out payment was made to the former owners of PetroSteel as required by the purchase agreement. Cash outflows of $1.1 million for the six months ended June 30, 2009 were primarily expenditures for routine improvement of warehouse facilities and machinery and equipment.

Financing activities. Net cash outflows from financing activities were $4.8 million during the six months ended June 30, 2010 compared to net cash outflows of $0.2 million for the six months ended June 30, 2009. Cash outflows from financing activities of $4.8 million for the six months ended June 30, 2010 include payments associated with capital leases and a $4.0 million note payable to the former owners of PetroSteel. Cash outflows from financing activities for the six months ended June 30, 2009 include net principal payments associated with the ABL Facility, the term loans, and to a lesser extent, managed cash overdrafts and short-term loans.

Debt

ABL Facility. On May 11, 2007, we entered into the ABL Facility with JPMorgan Chase Bank, N.A. and the other financial institutions party thereto. The ABL Facility is a $175.0 million global credit facility, of which:

•	EMC may utilize up to $165.0 million ($25.0 million of which can only be used for letters of credit) less any amounts utilized under the sub-limits of EM Canada and EM Europe;

•	EM Europe may utilize up to $50.0 million;

•	EM Canada may utilize up to $7.5 million; and

•	EM Singapore may utilize up to $10.0 million.

Actual borrowing availability for each subsidiary fluctuates from time to time because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. Subject to sublimits, the subsidiaries may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees and letters of credit as defined by the ABL Facility.

Revolving borrowings under our ABL Facility bear interest at variable rates of Alternate Base Rate, Adjusted LIBOR, Banker’s Acceptance Rate, U.K. Base Rate, Canadian Prime Rate, Singapore Base Rate or UAE Base Rate, in each case plus a percentage spread that varies from 0.50% to 2.50% based on the type of borrowing and our average borrowing availability.

The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Singapore sub-facility is guaranteed by EM Cayman, Pipe Acquisition Ltd, EM Europe, EM Canada and EM Singapore. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of the borrowers and of the guarantors under the ABL Facility.

Pursuant to the terms of an intercreditor agreement, the security interest in the working capital collateral that secures the term loans and related guarantees described below is contractually subordinated to the liens securing the ABL Facility and related guarantees.

As of December 31, 2009, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit totaled $19.7 million, which consisted of letters of credit outstanding for EMC, EM Europe and EM Singapore of $12.9 million, $1.6 million and $5.2 million, respectively. EMC’s outstanding letter of credit balance includes a letter of credit issued in the amount of $5.0 million that supports the local credit facility of EM FZE. Total remaining borrowing availability, net of reserves, under the ABL Facility at December 31, 2009 was $93.9 million, based on the value of our borrowing base on such date.

As of June 30, 2010, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit totaled $29.1 million, which consisted of letters of credit outstanding for EMC, EM Europe and EM Singapore of $17.0 million, $8.5 million and $3.6 million, respectively. EMC’s outstanding letter of credit balance includes a $12.0 million letter of credit issued to support the local credit facility of EM FZE. Total remaining borrowing availability, net of reserves, under the ABL Facility at June 30, 2010 was $75.6 million, based on the value of our borrowing base at that date.

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $25.0 million, or the sum of EMC and EM Canada availability is less than $15.0 million until the date that both aggregate availability is greater than $30.0 million and the sum of EMC and EM Canada availability is greater than $20.0 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. As of the twelve months ended December 31, 2009 and June 30, 2010, our ABL Facility fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base (which is calculated based on a percentage of our eligible inventory and accounts receivable) declines, the administrative agent imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

We believe that the inclusion of the ABL fixed charge coverage ratio calculation provides useful information to investors about our compliance with the minimum fixed charge coverage ratio covenant in our ABL Facility. The ABL fixed charge coverage ratio is not intended to represent a ratio of our fixed charges to cash provided by operating activities as defined by generally accepted accounting principles and should not be used as an alternative to cash flow as a measure of liquidity. Because not all companies use identical calculations, this fixed charge coverage ratio presentation may not be comparable to other similarly titled measures of other companies.

The ABL Facility also contains other affirmative and negative covenants, including, among others, limitations on:

•	the incurrence of additional indebtedness and liens;

•	the payment of dividends and distributions;

•	the making of investments, loans and advances;

•	transactions with affiliates; and

•	mergers and the sale of assets.

Under the ABL Facility, our first-tier operating companies, EMC and EM Europe, may pay dividends and make distributions to EM II LP, directly or indirectly, to the extent EM II LP uses such dividends or distributions to (1) repurchase its equity interests from present and former directors, officers and employees (subject to a $2.0 million cap), (2) pay management fees to JCP and (3) pay its corporate overhead and operating expenses. EMC and EM Europe may also pay dividends and make distributions to EM II LP, directly or indirectly, so long as no default has occurred which is continuing and the availability of EMC and the availability of EM Europe, respectively, is not less than $15.0 million. EM II LP may pay dividends from the amounts received from its subsidiaries so long as no default has occurred which is continuing and aggregate availability is at least $40.0 million.

The ABL Facility permits us to allocate cash flow and resources freely among (1) the parent entities of EMC and EM Europe, (2) EMC and its U.S. subsidiaries, (3) the Canadian loan parties, (4) the U.K. loan parties, (5) the Singapore loan parties, (6) the UAE loan parties and (7) subject to various availability thresholds and caps, among all loan parties and otherwise by any loan party in or to any other person.

Events of default under the ABL Facility include, but are not limited to, a default in the payment of any principal, interest or fees due under the ABL Facility; a breach of representations, warranties or covenants; a default or acceleration in the payment of any material indebtedness; events of bankruptcy, insolvency or the like; becoming subject to certain judgments or pension liabilities; a change in control; and the invalidity of the related guarantees, security interests or agreements. If an event of default shall occur and be continuing under the ABL Facility, either the administrative agent or the requisite lenders may accelerate the maturity of the ABL Facility and/or terminate the lending commitments thereunder. The covenants, events of default and acceleration rights described above are subject to important exceptions and qualifications, which are described in the ABL Facility.

In connection with EMC’s offering of senior secured notes on December 23, 2009, we entered into an amendment to our ABL Facility to, among other things, permit the issuance of the notes. The amendment also increased the unused line fee from 0.35% to 0.50%, or 0.50% to 0.65%, depending on the borrowing entity, the currency of the particular borrowing and the applicable average borrowing availability for a certain period.

EM FZE Local Facility. EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. Currently, EM FZE may borrow up to $5.0 million because the facility is secured by a letter of credit in the amount of $12.0 million issued under our ABL Facility. Borrowings on the local facility bear interest at the prevailing Dubai interbank rate plus a margin of 1.5%. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used for the issuance of letters of credit to support the trade activity of EM FZE. As of December 31, 2009 and June 30, 2010, there were no cash borrowings under the local facility.

First Lien Term Loan and Second Lien Term Loan Agreements. On May 11, 2007, EM II LP, EMC and EM Cayman entered into a first lien term loan credit agreement with Lehman Brothers Inc., Jefferies Finance LLC, Lehman Commercial Paper Inc. and certain other financial institutions. Also on May 11, 2007, EM II LP and EMC entered into a second lien term loan credit agreement with Lehman Brothers Inc., Jefferies Finance LLC, Lehman Commercial Paper Inc. and certain other financial institutions. Under the first lien term loan credit agreement, EMC incurred $280.0 million of first lien term loans and EM Cayman incurred $145.0 million of first lien term loans. Under the second lien term loan credit agreement, EMC incurred a $75.0 million second lien term loan. We used the net proceeds of the offering of the initial notes to payoff all indebtedness under the term loans.

Note Payable to Sellers of PetroSteel. In connection with the PetroSteel acquisition, EMC issued a three-year, $4.0 million subordinated note to the sellers of PetroSteel, with principal and interest due May 2010. The note accrues interest at a rate of 8% per annum compounded annually. In May 2010, the note payable to the sellers of PetroSteel, including accrued interest of $1,040, was paid.

Senior Secured Notes. We have outstanding $465.0 million aggregate principal amount of 12.25% Secured Senior Notes due 2015 that were issued by EMC on December 23, 2009 (the “notes”). Total cash interest payments required under the notes is approximately $57.0 million on an annual basis. The indenture governing the notes contains various covenants that limit our discretion in the operation of our business. It, among other things, limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments.

EM II LP and each of its future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary fully and unconditionally guarantee the notes on a joint and several basis. The notes and the note guarantees are secured by first-priority liens, subject to permitted liens, in the issuer’s and the guarantors’ principal U.S. assets (other than cash and cash equivalents, inventory, accounts receivable, deposit and securities accounts, other personal property relating to such inventory, accounts receivable, deposit and securities accounts and all proceeds therefrom pledged by the issuer and the guarantors, in each case now owned or hereafter acquired, all of which constitute collateral for our ABL Facility on a first-priority basis, and other than excluded assets), including material real property, fixtures and equipment, intellectual property and capital stock of EM II LP’s restricted subsidiaries (which, in the case of non-U.S. subsidiaries, is limited to 65% of the voting stock of each first-tier non-U.S. subsidiary) The notes and guarantees are also secured by second-priority liens, subject to permitted liens, in the issuer’s and the guarantors’ assets securing the ABL Facility on a first-priority basis (other than excluded assets).

All of the subsidiaries that constitute the reportable segments of our Eastern Hemisphere market, and one of the subsidiaries that constitutes our Western Hemisphere reportable segment (EM Canada), are non-U.S. subsidiaries and, therefore, will not guarantee the notes. The notes and the guarantees are structurally subordinated to all existing and future indebtedness, including under our ABL Facility and the guarantees thereof and trade payables, of our non-guarantor subsidiaries. EM II LP and each of its future U.S.

subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of the issuer or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary, will fully and unconditionally guarantee the notes on a joint and several basis. Currently, there are no subsidiary guarantors.

Newbridge, Scotland facility lease. In connection with the Company’s acquisition of Murray International Metals Ltd. on December 16, 2005, EM Europe sold land, an office building and two warehouses at its Newbridge location for $23.0 million, less fees of approximately $0.3 million. Concurrent with the sale, EM Europe entered into an agreement to lease back all of the sold property for an initial lease term of 25 years. Under the lease agreement, the initial term will be extended for two further terms of ten years each unless cancelled by EM Europe. The lease is being accounted for as a capital lease because the net present value of the future minimum lease payments exceed 90% of the fair value of the leased asset. The lease requires an annual rental payment of £1.2 million, or $1.8 million (at June 30, 2010 exchange rates), which is subject to adjustment based on the U.K. consumer price index on the fifth anniversary of the inception of the lease and every two years thereafter, and payment of customary operating and repair expenses. Pipe Acquisition Limited entered into a guarantee in respect of the obligations of EM Europe under the lease.

Off-Balance Sheet Transactions

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

As of June 30, 2010 and December 31, 2009, we had $29.1 million and $19.7 million of letters of credit outstanding, respectively. For guarantees with commitments outstanding at June 30, 2010 and December 31, 2009, the maximum potential amount of future payments (undiscounted) within one year for non-performance totaled $8.2 million and $27.6 million respectively. For guarantees with commitments outstanding at June 30, 2010 and December 31, 2009, there were no potential future payments

Commitments and contractual obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following tables as of December 31, 2009. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations.

	Payments due by period ending December 31,
(dollars in millions)	2010	2011 and 2012	2013 and 2014	2015 and thereafter	Total
Contractual obligations
Long-term debt(1)	$4.9	$—	$—	$—	$4.9
Senior secured notes(2)	32.1	113.9	113.9	493.5	753.4
Capital lease(3)	1.9	3.9	3.9	30.5	40.2
Operating lease obligations	2.7	5.2	2.5	0.9	11.3
Derivative instruments—
Foreign currency exchange contracts(4)	0.2	—	—	—	0.2
Interest rate swaps/collar(5)	7.2		—	—	7.2
Purchase commitments(6)	114.2	—	—	—	114.2

Total	$163.2	$123.0	$120.3	$524.9	$931.4

(1)	Includes a note payable to the sellers of PetroSteel plus accrued interest which was paid in May 2010.
(2)	Includes $465.0 million of aggregate principal amount of senior secured notes. This also includes current interest payment obligations on the notes of $57.0 million per annum. The notes were issued at a price of 99.059% of their face value, resulting in approximately $460.6 million of gross proceeds. The discount of approximately $4.4 million will be amortized and included in interest expense until the notes mature.
(3)	Includes interest obligations under our Newbridge, Scotland facility capital lease at 9.16%, the implicit interest rate.
(4)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.
(5)	The interest rate swaps and collar which are scheduled to terminate on August 17, 2010.
(6)	Includes purchase commitments for inventory. We enter into purchase commitments on as-needed basis, typically daily, but these commitments generally do not extend beyond one year. As of June 30, 2010, total inventory purchase commitments outstanding were $117.1 million.

Forward Looking Statements

This report includes “forward looking statements.” Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “may,” “could,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “plan,” “estimate,” “target,” “project,” and “intend” and similar expressions. These statement include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding out business, financing plans, budgets, working capital need and sources of liquidity.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include volatility in the global energy infrastructure market, our ability to maintain good relationships with our vendors and customers, the impact of adverse credit markets on our business, financial condition, results of operations and liquidity, the development of products and services that compete with those we currently offer, our ability to effectively manage our technology systems and to effectively cope with outages and other disruptions in those systems, the impact of asset impairment charges on our net income, our ability to acquire additional capital on commercially reasonable terms, our ability to effectively integrate acquisitions and other investments, the impact of natural disasters, war, armed conflicts and terror attacks, the impact of increasing environmental, health care and workplace safety regulations and our ability to retain management. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates and foreign exchange rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates.

Management is responsible for raising financing for operations, together with associated liquidity management, and the management of foreign exchange and interest rate risk. Our treasury operations are conducted under the oversight of management, who receive regular updates of treasury activity. Financial instruments are entered into for risk management purposes only. Our policy on foreign exchange rate hedging requires that only known, firm commitments are hedged and that no trading in financial instruments is undertaken.

Our principal risks are exposures to changes in interest rates and currency exchange rates. These risks are closely monitored and evaluated by management. Following evaluation of those positions, we selectively enter into derivative financial instruments to manage exposures related to currency exchange rate changes and changes in interest rates.

Interest rate risk

We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At June 30, 2010 and December 31, 2009, there were no cash borrowings outstanding under the ABL Facility.

Prior to the issuance of the notes on December 23, 2009, to mitigate the interest rate risk related to a portion of our variable rate debt on our first and second lien term loans, we entered into three interest rate swap agreements which terminated, on August 13,

2009. Under these agreements, we paid fixed interest rates for varying periods and received floating interest rate payments. These interest rate swaps were based on the 3-month LIBOR. The interest rate swaps had notional values of $175.0 million, $100.0 million and $75.0 million with fixed interest rates of 5.15%, 4.88% and 5.19%, respectively.

Additionally, we also entered into an interest rate swap and an interest rate collar that converts a notional principal of $75.0 million and $100.0 million, respectively, under the first lien term loan from floating interest rate to fixed interest rate payments. Both the $75.0 million interest rate swap and the $100.0 million interest rate collar began on August 13, 2009 and are scheduled to terminate August 17, 2010. The $75.0 million interest rate swap, related to our first lien term loan that was repaid on December 23, 2009, pays a fixed rate of interest of 4.88% while simultaneously receiving floating rate interest payments, which was set at 0.44% at June 30, 2010 on the same notional amount. The $100.0 million interest rate collar, related to the first lien term loans incurs a floating rate of interest on the outstanding notional amount within a specified range. The collar swaps floating three-month LIBOR for fixed rates whenever the floating rate exceeds the cap rate of 5.50% or falls below the floor rate of 4.88%. At June 30, 2010, we were paying the floor rate of 4.88% while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount. The interest rate collar is scheduled to terminate on August 17, 2010.

In connection with the second lien term loans, we entered into an interest rate swap that converts an aggregate notional principal of $75.0 million under the second lien term loan, which was also repaid on December 23, 2009, from floating to fixed interest rate payments. Under this swap agreement, we pay a fixed rate of interest on an aggregate notional principal amount of $75.0 million of 5.19%, while simultaneously receiving a floating rate interest payment currently set at 0.44% as of June 30, 2010 on the same notional amount. This interest rate swap is scheduled to terminate on August 17, 2010.

Borrowings under EM FZE’s credit facility with local lenders in Dubai bear interest at the prevailing Dubai interbank rate plus a margin of 1.5%. This facility is supported by a letter of credit in the amount of $12.0 million issued under our ABL Facility. This local facility is primarily used for the issuance of letters of credit for trade purposes. As of June 30, 2010, there were no outstanding cash borrowings on this local facility.

Interest rate sensitivity

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations outstanding as of June 30, 2010. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in U.S. dollars.

(dollars in thousands, except percentages)	Expected maturity date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$465,000	$465,000	$389,507
Average interest rate	—	—	—	—	—	12.25%	—	—
Variable Rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—
Interest rate derivatives
Interest rate swaps and collar	$1,479	$—	$—	$—	$—	$—	$1,479	$1,479
Variable to fixed (1)
Average pay rate	0.44%	—	—	—	—	—	—	—
Average receive rate	4.97%	—	—	—	—	—	—	—

(1)	The 2010 pay/receive rates include the interest rate swaps and collar which are scheduled to terminate on August 17, 2010.

Foreign Currency Exchange Rate Risk

Foreign currency risk

We assess currency exchange exposure on certain monetary assets and liabilities and enter into financial instruments as we believe is necessary to manage this risk. During the normal course of business, we are exposed to foreign currency risk. This risk can create volatility in earnings and cash flows from year to year. We use derivative financial instruments to reduce exposure to foreign currency movements on foreign currency purchases and sales.

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency. Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. We use derivative financial instruments to reduce exposure to foreign currency movements on foreign currency purchases and sales. We do not use derivative financial instruments for speculative purposes.

The fair value of these foreign currency forward derivative contracts was a liability of $0.2 million and a liability of $1.2 million at December 31, 2009 and June 30, 2010, respectively. At December 31, 2009 and June 30, 2010, the total notional amount of outstanding currency exchange contracts was $10.1 million and $21.1 million, respectively.

Exchange rate sensitivity

The table below provides information about our derivative financial instruments, other financial instruments, and firmly committed sales and purchase transactions by functional currency and presents such information in U.S. dollar equivalents as of December 31, 2009. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, and firmly committed U.S. dollars, U.K. pounds, UAE dirhams, Euro, Singapore dollars and Australian dollars sales and purchase transactions. For firmly committed sales and purchase transactions, sales and purchase amounts are presented by the expected transaction date, which are not expected to exceed one year. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date						Total	Fair value
December 31, 2009 (in dollars, except exchange rates)	2010	2011	2012	2013	2014	Thereafter
On balance sheet financial instruments
U.S. dollars functional currency—PTE
Asset	2,357	—	—	—	—	—	2,357	2,357
Liability	(79,888)	—	—	—	—	—	(79,888)	(79,888)
U.K. Pounds functional currency
Asset	26,807	—	—	—	—	—	26,807	26,807
Liability	(12,924)	—	—	—	—	—	(12,924)	(12,924)
U.S. dollars functional currency—UAE
Asset	—	—	—	—	—	—	—	—
Liability	(118,011)	—	—	—	—	—	(118,011)	(118,011)
Anticipated transactions and related derivatives
U.S. dollars functional currency
Firmly committed transactions:
Sales	121,987	—	—	—	—	—	121,987	—
Purchase orders	(4,368,431)	—	—	—	—	—	(4,368,431)	—
Forward exchange agreements:
(Receive $/Pay Euro)—by currency	(59,919)	—	—	—	—	—	(59,919)	—
Contract amount ($)	88,081	—	—	—	—	—	88,081	1,995
Average contractual exchange rate	1.47	—	—	—	—	—	1.47	—
Pay $/Receive Euro—by currency	2,620,260	—	—	—	—	—	2,620,260	—
Contract Amount ($)	(3,957,524)	—	—	—	—	—	(3,957,524)	(185,468)
Average contractual exchange rate	1.51	—	—	—	—	—	1.51	—
Pay $/Receive £—by currency	230,642	—	—	—	—	—	230,642	—
Contract amount ($)	(382,865)	—	—	—	—	—	(382,865)	(12,141)
Average contractual exchange rate	1.66	—	—	—	—	—	1.66	—
(Receive $/pay S$)—by currency	(47,130)	—	—	—	—	—	(47,130)	—
Contract amount ($)	33,906	—	—	—	—	—	33,906	361
Average contractual exchange rate	1.39	—	—	—	—	—	1.39	—
(Pay $/receive S$)—by currency	38,978	—	—	—	—	—	38,978	—
Contract amount ($)	(28,042)	—	—	—	—	—	(28,042)	(290)
Average contractual exchange rate	1.39	—	—	—	—	—	1.39	—
U.K. pounds functional currency
Firmly committed transactions:
Sales	394,505	—	—	—	—	—	394,505	—
Purchase orders	(3,074,403)	—	—	—	—	—	(3,074,403)	—
Forward exchange agreements:
(Receive £/pay Euro)—by currency	(2,274,230)	—	—	—	—	—	(2,274,230)	—
Contract amount (£)	2,047,299	—	—	—	—	—	2,047,299	26,807
Average contractual exchange rate	1.11	—	—	—	—	—	1.11	—
(Pay £/receive Euro)—by currency	431,360	—	—	—	—	—	431,360	—
Contract amount (£)	(394,506)	—	—	—	—	—	(394,506)	(11,334)
Average contractual exchange rate	1.09	—	—	—	—	—	1.09	—
(Receive £/Pay $)—by currency	(1,669,044)	—	—	—	—	—	(1,669,044)	—
Contract amount (£)	1,027,104	—	—	—	—	—	1,027,104	(1,590)
Average contractual exchange rate	1.63	—	—	—	—	—	1.63	—

        As of and for the year ended December 31, 2009 and as of and for the three months ended June 30, 2010, approximately 16% and 20% of our sales, respectively, and 16% and 19% of our total assets, respectively, were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material decrease in the value of the U.K. pound relative to the U.S. dollar may negatively impact our sales, cash flows and net income.

Credit risk

We believe our credit risk on liquid resources and derivative financial instruments is limited because the counterparties are generally banks with high credit ratings assigned by international credit-rating agencies. We have no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

Item 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-4 initially filed with the SEC on April 6, 2010 and declared effective by the SEC on August 12, 2010, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEN MURRAY II, L.P.

Dated: September 14, 2010	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: September 14, 2010	/s/	David L. Laxton, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.