Form 10-Q
period 2010-09-30
Edgen Murray II, L.P.
filed 2010-11-15
CIK 1487544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated balance sheets

At September 30, 2010 and December 31, 2009

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,650	$65,733
Accounts receivable—net of allowance for doubtful accounts of $2,078 and $2,628, respectively	99,113	108,006
Inventory	167,274	155,555
Income tax receivable	17,715	21,840
Prepaid expenses and other current assets	8,360	10,189
Deferred tax asset—net	37	2,833

Total current assets	331,149	364,156

PROPERTY, PLANT, AND EQUIPMENT—Net	52,019	43,342
GOODWILL	23,354	83,280
OTHER INTANGIBLE ASSETS	45,046	57,286
OTHER ASSETS	784	190
DEFERRED TAX ASSET—Net	20	20
DEFERRED FINANCING COSTS	13,532	15,186
INVESTMENT IN UNCONSOLIDATED ENTITY	10,460	—

TOTAL	$476,364	$563,460

(Continued)

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated balance sheets

At September 30, 2010 and December 31, 2009

(In thousands)

	September 30, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts and short-term loans	$44	$2
Accounts payable	82,706	64,332
Accrued expenses and other current liabilities	9,962	20,875
Income tax payable	889	2,275
Deferred revenue	4,611	6,091
Accrued interest payable	12,102	2,617
Deferred tax liability—net	—	—
Current portion of capital lease	318	303
Current portion of long-term debt	—	4,916

Total current liabilities	110,632	101,411

DEFERRED TAX LIABILITY—Net	5,996	13,045
OTHER LONG-TERM LIABILITIES	370	499
CAPITAL LEASE	17,049	17,646
LONG-TERM DEBT	461,121	460,638

Total liabilities	595,168	593,239

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT:
General partner	1	1
Limited partners	(118,851)	(29,780)
Non-controlling interest	46	—

Total partners’ deficit	(118,804)	(29,779)

TOTAL	$476,364	$563,460

(Concluded) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of operations

For the three and nine months ended September 30, 2010 and 2009

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
SALES	$174,217	$148,683	$454,418	$602,737
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	149,199	134,953	386,906	520,047
Selling, general, and administrative expense, net of service fee income	15,350	19,082	50,519	53,865
Depreciation and amortization expense	5,082	5,152	15,057	15,012
Impairment of goodwill	—	—	62,805	—

Total operating expenses	169,631	159,187	515,287	588,924

INCOME (LOSS) FROM OPERATIONS	4,586	(10,504)	(60,869)	13,813
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	460	—	460	—
Other income (expense)—net	520	101	213	1,772
Interest expense—net	(16,076)	(9,572)	(48,153)	(30,166)

LOSS BEFORE INCOME TAX BENEFIT	(10,510)	(19,975)	(108,349)	(14,581)
INCOME TAX BENEFIT	(5,632)	(13,370)	(21,086)	(12,333)

NET LOSS	$(4,878)	$(6,605)	$(87,263)	$(2,248)

See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of partners’ (deficit) capital and comprehensive income (loss)

For the nine months ended September 30, 2010 and 2009

(In thousands, except unit data)

	Number of units
	Common general partnership interests	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total
BALANCE—January 1, 2009	1	209,798	$10,514	$(47,053)	$(36,539)	$—	$(36,539)
Net loss	—	—	(2,248)	—	(2,248)	—	(2,248)
Other comprehensive income—
Unrealized gains on foreign currency exchange contracts—net of tax	—	—	—	1,474	1,474	—	1,474
Unrealized gains on interest rate derivatives—net of tax	—	—	—	4,360	4,360	—	4,360
Foreign translation adjustments	—	—	—	10,999	10,999	—	10,999

Comprehensive income	—	—	—	—	14,585
Forfeiture of non-vested restricted units	—	(200)	—	—	—	—	—
Amortization of restricted common units	—	—	840	—	840	—	840
Amortization of unit options	—	—	743	—	743	—	743

BALANCE—September 30, 2009	1	209,598	$9,849	$(30,220)	$(20,371)	—	$(20,371)

BALANCE—January 1, 2010	1	209,598	$(8,310)	$(21,469)	$(29,779)	—	$(29,779)
Net (loss) income	—	—	(87,263)	—	(87,263)	46	(87,217)
Other comprehensive income (loss)—
Foreign translation adjustments	—	—	—	(2,400)	(2,400)	—	(2,400)

Comprehensive (loss) income	—	—	—	—	(89,663)
Forfeiture of non-vested restricted units	—	(355)	—	—	—	—	—
Issuance of restricted common units	—	250	—	—	—	—	—
Amortization of restricted common units	—	—	461	—	461		461
Amortization of unit options	—	—	131	—	131	—	131

BALANCE—September 30, 2010	1	209,493	$(94,981)	$(23,869)	$(118,850)	$46	$(118,804)

See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of cash flows

For the nine months ended September 30, 2010 and 2009

(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,263)	$(2,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,057	15,012
Amortization of deferred financing costs	2,726	1,834
Impairment of goodwill	62,805	—
Equity in earnings of unconsolidated entity	(460)	—
Accretion of discount on long-term debt	483	—
Noncash accrual of interest on note payable	—	223
Unit-based compensation expense	593	1,583
Provision for doubtful accounts	141	294
Provision for inventory allowances and writedowns	1,370	25,924
Deferred income tax benefit	(4,031)	(6,106)
Loss (gain) on foreign currency transactions	1,732	(182)
Loss on derivative instruments	—	24
Gain on sale of property, plant, and equipment	(287)	(15)
Changes in assets and liabilities:
Decrease in accounts receivable	8,761	105,011
(Increase) decrease in inventory	(13,799)	60,001
Decrease (increase) in income tax receivable	4,043	(13,738)
Decrease in prepaid expenses and other current assets	1,853	2,487
Increase (decrease) in accounts payable	14,252	(95,233)
Decrease in accrued expenses and other current liabilities and deferred revenue	(5,609)	(10,309)
Decrease in income tax payable	(1,388)	(26,248)
Decrease (increase) in other	716	(1,264)

Net cash provided by operating activities	1,695	57,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(10,000)	—
Purchase of PetroSteel business	(4,000)	(4,000)
Purchases of property, plant, and equipment	(9,575)	(2,071)
Proceeds from the sale of property, plant, and equipment	325	120

Net cash used in investing activities	(23,250)	(5,951)

(Continued) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited consolidated statements of cash flows

For the nine months ended September 30, 2010 and 2009 (continued)

(In thousands)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs and financing advisory fees paid	(1,097)	—
Principal payments on notes payable and long-term debt	(4,221)	(3,400)
Proceeds from Asset Based Loan (“ABL”) Facility	12,538	187,477
Payments to ABL Facility	(12,538)	(191,772)
Decrease in managed cash overdraft and short-term loans	(27)	(8,997)

Net cash used in financing activities	(5,345)	(16,692)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(183)	719

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,083)	35,126
CASH AND CASH EQUIVALENTS—Beginning of period	65,733	41,708

CASH AND CASH EQUIVALENTS—End of period	$38,650	$76,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid and received for:
Interest	$35,661	$27,733

Income taxes	$1,541	$36,224

Income tax refunds	$21,272	$128

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment included in accounts payable	$3,944	$159

(Concluded) See notes to unaudited consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements

(In thousands, except per unit data and number of units)

1. Organization and summary of significant accounting policies

Description of Operations—Edgen Murray II, L.P. (“EM II LP“) through its subsidiaries, has operations in North and South America, the United Kingdom (“U.K.”), Singapore and the United Arab Emirates (“UAE”), and sales representative offices in Australia, Brazil, China, India, Indonesia, and France. The Company is headquartered in Baton Rouge, Louisiana. References to the “Company” include EM II LP and its subsidiaries.

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

Organization—EM II LP is a Delaware limited partnership formed on April 3, 2007, by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Fund IV”), to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor, which was formed by ING Furman Selz Investors III, LP, ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. (collectively “Fund III”) and certain members of Edgen Murray Corporation (“EMC”) management. On May 11, 2007, EM II LP, including institutional investors and existing management, acquired the common shares of EMC and Pipe Acquisition Limited (“PAL”), the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”.

The organizational chart of Edgen Murray II, L.P. and its subsidiaries as of September 30, 2010, is as follows:

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Significant accounting policies:

Basis of presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) in accordance with the Financial Accounting Standards Board’s (“FASB”), Generally Accepted Accounting Principles Topic, Accounting Standards Codification (“ASC”) 105. The consolidated financial statements include the accounts of EM II LP and its wholly owned subsidiaries (see organizational chart above). The Company’s subsidiary, EM FZE, has a 70% ownership in a joint venture in Saudi Arabia which is consolidated and the remaining 30% ownership is presented as non-controlling interest in the consolidated financial statements. The joint venture’s operations have been minimal through September 30, 2010. In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods.

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Leases—The Company enters into both finance and operating lease agreements. Fixed assets held under lease agreements, which confer rights and obligations similar to those attached to owned assets, are capitalized as fixed assets, and are depreciated over their economic lives. Future finance lease obligations are recorded as liabilities, while the interest element is charged to the statements of operations over the period of the related finance lease obligation. Rentals under operating leases are charged to the statements of operations on a straight-line basis over the lease term, even if the payments are not made on such a basis.

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

This second quarter 2010 interim goodwill impairment analysis indicated that the Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment test because the book value of the reporting units exceeded the estimated fair value. The Company performed Step 2 of the goodwill impairment analysis for the Americas and UAE reporting units. The process included among other things a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination; to complete the process, the Company then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. Based on a preliminary Step 2 goodwill impairment analysis, the impairment charge was estimated to be $62,805 and was reflected in the statement of operations for the second quarter of 2010. The goodwill impairment charge recognized during the second quarter of 2010 was finalized during the third quarter of 2010, and the amount of the impairment did not differ from the initial estimate. At September 30, 2010, there was no goodwill balance remaining at the Americas and UAE reporting units as a result of this impairment charge (see Note 13).

In connection with performing Step 2 of the goodwill impairment analysis, tradenames were also tested, and no impairment was recorded, as the fair value of the tradenames exceeded their carrying value.

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

In connection with the preparation of financial information in the second quarter 2010 and management’s conclusion that the revised operating forecasts constituted an interim impairment indicator, the Company tested for impairment its long-lived assets, including customer relationships and noncompetition agreements, and no impairment was recorded as the fair value of the assets exceeded their carrying amounts at June 30, 2010. No impairment of these long-lived assets was identified in 2009.

Deferred financing costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the effective interest method. Deferred financing costs charged to the statements of operations as interest expense during the nine months ended September 30, 2010 and 2009 were $2,726 and $1,834, respectively, and $926 and $617 for the three months ended September 30, 2010 and 2009, respectively.

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

Foreign currency exchange transaction gains or losses are charged to earnings in the period the transactions are settled. Foreign currency transaction gains of $758 and $680 are included in the consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively. Foreign currency transaction losses of $1,732 and gains of $182 are included in the consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company accounts for certain derivative financial instruments in accordance with Derivatives and Hedging Topic, ASC 815. ASC 815 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss, if any, on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Notes 14 and 15 for a discussion of the use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Other comprehensive income (loss)—ASC 220 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) includes net earnings and accumulated other comprehensive income (loss). The change in accumulated other comprehensive income (loss) for all periods presented resulted from foreign currency translation adjustments and changes in the fair value of interest rate derivatives and foreign currency exchange contracts.

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

Investment in Unconsolidated Entity—The Company’s investment in Bourland and Leverich Holding Company LLC (“B&L”), a distributor of oil country tubular goods, is accounted for under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures, which requires the use of the equity method of accounting unless the investor’s interest is “so minor” that the investor may have virtually no influence over operating and financial policies. Given that the Company’s investment in B&L represents 14.5% of the common equity of a limited liability company, the Company’s investment is considered to be more than minor and is therefore subject to the equity method of accounting.

The Company’s investment in B&L is included in “Investment in unconsolidated entity” on the consolidated balance sheets. Earnings on this investment are recorded in “Equity in earnings of the unconsolidated entity” in the consolidated statements of operations. Any intra-entity profit or loss has been eliminated for the three and nine months ended September 30, 2010.

As of September 30, 2010, the investment in unconsolidated entity was $10,460. Income from the investment in unconsolidated entity from the period August 19, 2010 through September 30, 2010 was $460.

New accounting standards—From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Event (Topic 855), which amends FASB Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 is effective immediately. ASU 2010-09 only affects disclosure requirements and will not have any effect on the Company’s consolidated financial statements.

2. Property, plant, and equipment

Property, plant, and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Land and land improvements	$13,960	$13,351
Building	37,555	27,419
Equipment and computers	28,160	28,197
Leasehold improvements	2,974	4,809
Work in progress	55	220

	82,704	73,996
Less accumulated depreciation	(30,685)	(30,654)

Property, plant, and equipment—net	$52,019	$43,342

Substantially all of the Company’s U.S. property, plant, and equipment serves as collateral for the Company’s long-term debt (see Note 6). Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,236 and $1,200, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $3,569 and $3,510, respectively.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

3. Intangible assets

Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	Gross carrying value		Accumulated amortization		Net carrying value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Customer relationships	$82,896	$83,938	$58,925	$50,645	$23,971	$33,293
Non-competition agreements	22,011	22,011	12,498	9,734	9,513	12,277
Sales backlog	9,660	9,748	9,660	9,748	—	—
Tradenames	11,548	11,702	—	—	11,548	11,702
Trademarks	14	14	—	—	14	14

	$126,129	$127,413	$81,083	$70,127	$45,046	$57,286

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

Customer relationships and noncompetition agreements are subject to amortization while tradenames have indefinite lives and are not subject to amortization. The gross carrying value of intangible assets increased $3,143 and decreased $2,152 for the three months ended September 30, 2010 and 2009, respectively, and decreased $1,284 and increased $5,967 for the nine months ended September 30, 2010 and 2009, respectively, due to the effect of foreign currency translation. Amortization expense was $3,846 and $3,952 for the three months ended September 30, 2010 and 2009, respectively and was $11,488, and $11,502 for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents scheduled amortization expense for the twelve months ended September 30:

2011	$15,124
2012	12,821
2013	5,081
2014	457
2015	—

The weighted-average remaining amortization period for customer relationships and noncompetition agreements was approximately two years at September 30, 2010.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

4. Goodwill

Under Intangibles—Goodwill and Other, ASC Topic 350, an impairment test is required to be performed upon adoption and at least annually thereafter. Material amounts of recorded goodwill attributable to each of the Company’s reporting units are tested for impairment during the first quarter of each year, or whenever events indicate impairment may have occurred, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using discounted cash flows, and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted-average cost of capital and guideline company multiples for each of the reportable units.

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

This second quarter 2010 interim goodwill impairment analysis indicated that the Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment test because the book value of the reporting units exceeded the estimated fair value. The Company performed Step 2 of the goodwill impairment analysis for the Americas and UAE reporting units. The process included among other things a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination; to complete the process, the Company then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. Based on a preliminary Step 2 goodwill impairment analysis, the impairment charge was estimated to be $62,805 and was reflected in the statement of operations in the second quarter of 2010. The goodwill impairment charge recognized during the second quarter of 2010 was finalized during the third quarter of 2010, and the amount of the impairment did not differ from the initial estimate. At September 30, 2010, there was no goodwill balance remaining at the Americas and UAE reporting units after this impairment charge (see Note 13).

The following table reflects changes to goodwill during the nine months ended September 30, 2010:

Balance—January 1, 2010	$83,280
PetroSteel earn-out adjustment	4,000
Goodwill impairment	(62,805)
Foreign currency translation	(1,121)

Balance—September 30, 2010	$23,354

As a result of earn-out provisions in the Company’s purchase agreement to acquire the business of Petro Steel International, L.P. and Petro Steel International, LLC (collectively, “PetroSteel”), in May 2010 the Company paid a final purchase price adjustment of $4,000. See Note 13 for a description of goodwill and other intangible assets by reportable segment.

5. Investment in unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L, a distributor of oil country tubular goods. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Equity method investments are included in “investment in unconsolidated entity” on the consolidated balance sheets. Earnings on this investment are recorded in Equity in earnings of unconsolidated entity within the consolidated statements of operations. At September 30, 2010, the investment in B&L was $10,460. Income from the investment in B&L for the period August 19, 2010 through September 30, 2010 was $460. This equity investment has been recorded based upon a preliminary valuation of the underlying net assets of B&L. The valuation of the equity investment will be completed upon receipt of a final determination of the fair value of certain intangible assets recorded by B&L.

In addition to EMC’s investment in B&L, EMC entered into a Service Fee Agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services for an annual fee $2,000 and reimbursement of costs incurred by EMC. Selling, general, and administrative expense, net of service fee income on the statement of operations includes $236 of service fee income related to the Service Fee Agreement for the period August 19, 2010 through September 30, 2010.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

6. Credit arrangements and long-term debt

Credit arrangements and long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
$465,000 12.25% EMC Senior Secured Notes, net of discount of $3,879 and $4,362 at September 30, 2010 and December 31, 2009, respectively, secured by a lien on the principal U.S. assets of EMC and EM II LP, including up to 65% of the voting stock of EM II LP’s non-U.S. subsidiaries; due January 15, 2015	$461,121	$460,638
$175,000 ABL Facility, due May 11, 2012	—	—
Note payable to sellers of PetroSteel; interest accrues at 8% compounding annually, with payment due May 11, 2010	—	4,906
Various other debt; monthly payments range up to $1, at an interest rate of 7.25% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	—	10

Total	461,121	465,554
Less current portion	—	(4,916)

Long-term debt	$461,121	$460,638

EMC Senior Secured Notes—On December 23, 2009, Edgen Murray Corporation (“EMC”) issued $465,000 aggregate principal amount of 12.25% Senior Secured Notes (the “EMC Senior Secured Notes”) with an original issue discount of $4,376. The proceeds from the issuance of the EMC Senior Secured Notes, plus $44,435 of cash on hand, were used to fully repay the first and second lien term loans incurred in connection with the Recapitalization Transaction (the “First and Second Lien Term Loans” or the “Term Loans”) of $490,438, accrued interest of $1,310, and transaction expenses of $13,311. Interest accrues on the EMC Senior Secured Notes at a rate of 12.25% semi-annually and is payable in arrears on each January 15 and July 15, commencing on July 15, 2010.

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

The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. The indenture, among other things, restricts: (i) the Company’s ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans, enter into sale and leaseback transactions, make material changes in the nature or conduct of our business, and enter into certain transactions with affiliates; (ii) the Company’s ability to pay dividends or make certain other restricted payments; and (iii) the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At September 30, 2010, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

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

On September 14, 2010, EMC completed an exchange offer for any and all of its outstanding EMC Senior Secured Notes. Holders of EMC Senior Secured Notes, who participated in the exchange offer, received notes substantially identical to those held prior to the exchange offer, but that were registered under the Securities Act of 1933, as amended.

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EM Cayman, EMGH, PAL, EM Europe, EM Canada and EM Pte. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of the borrowers and of the guarantors.

The ABL Facility contains affirmative and negative covenants, including a fixed charge ratio of not less than 1.25 to 1.00 if the Company’s aggregate availability is reduced below $25,000, or the sum of EMC and EM Canada availability is less than $15,000, until the date that both aggregate availability is greater than $30,000, and the sum of EMC and EM Canada availability is greater than $20,000 for a consecutive 90 days, and no default, or event of default exists or has existed during the period. The ABL Facility also provides for limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers and the sale of assets. At September 30, 2010, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility, and the Company’s availability requirements exceeded the thresholds described above.

At September 30, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $22,313 including a letter of credit issued to HSBC in the amount of $12,000, which supports the local credit facility of EM FZE. At September 30, 2010, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$84,057		$1,858	$26,761	$10,000	$122,676
Less utilization	19,353	(a)	37	3,347	3,682	26,419

Net availability	$64,704		$1,821	$23,414	$6,318	$96,257

(a)	Includes a letter of credit in the amount of $12,000 issued to HSBC which supports the local credit facility of EM FZE (see below).

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At September 30, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing Dubai Interbank Offered Rate, plus a margin of 1.5%. At September 30, 2010, there was approximately $1,802 in letters of credit issued under the local facility.

Note payable to sellers of PetroSteel—In connection with the acquisition of the assets of PetroSteel, the Company entered into a three-year, $4,000 subordinated note with the sellers of PetroSteel which accrued interest at a rate of 8% per annum compounded annually; in May 2010, the note, including accrued interest of $1,040, was paid in full. At December 31, 2009, accrued interest on the note was $906.

Third party guarantees—In the normal course of business, the Company may provide performance guarantees directly to third parties on behalf of its subsidiaries.

For guarantees with commitments outstanding at September 30, 2010, the maximum potential amount of future payments (undiscounted) within one year for non-performance totaled $6,457; no commitments for non-performance guarantees extended beyond one year.

A September 30, 2010 and December 31, 2009, the Company had bank guarantees of $978 and $816, which have been cash collateralized and included in prepaid expenses and other assets on the consolidated balance sheets.

Scheduled annual maturities, excluding mandatory prepayments, if any, for all Company outstanding credit arrangements and long-term debt for the twelve months ended September 30 are as follows:

2011	$—
2012	—
2013	—
2014	—
2015	461,121

Total	$461,121

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

7. Capital lease

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

The carrying value of the leased fixed assets at September 30, 2010, net of accumulated depreciation of $3,553, is $14,986, and is included within property, plant, and equipment on the balance sheet. The carrying value of the leased fixed assets at December 31, 2009, net of accumulated depreciation of $3,059, is $15,863, and is included within property, plant, and equipment on the balance sheet. A schedule of the future minimum lease payments under the finance lease and the present value of the net minimum lease payments at September 30, 2010 are as follows:

Twelve months ended September 30
2011	$1,894
2012	1,894
2013	1,894
2014	1,894
2015	1,894
Later years	28,015

Total minimum lease payments	37,485
Less amount representing interest	(20,118)

Present value of minimum lease payments	$17,367

At September 30, 2010 and December 31, 2009, the Company has recorded current obligations under the finance lease of $318 and $303, respectively, and non-current obligations under the finance lease of $17,049 and $17,646, respectively. Depreciation expense for the three months ended September 30, 2010 and 2009 was $391 and $420, respectively, and for the nine months ended September 30, 2010 and 2009 was $1,166 and $1,191, respectively.

8. Partners’ (deficit) capital

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

Common partnership units—A common partnership unit (“a common unit”) represents a fractional part of ownership of the partnership and is entitled to share in the profit and losses of the partnership which are allocated annually in proportion to the number of common units held by each common unit holder. Under the partnership agreement of EM II LP (the “EM II LP Partnership Agreement”), the general partner of EM II LP (the “General Partner”) participates in the net assets and results of operations of EM II LP based on the ratio of common units held by such partner to the total common units outstanding. This is the same basis on which the limited partners of EM II LP participate as well. For the General Partner, this ratio was less than 1% at September 30, 2010. Under the EM II LP Partnership Agreement, the General Partner must approve all distributions. Any distributions are made in proportion to the number of common units held by each holder of common units.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Restricted common units—The Edgen Murray II, L.P. Equity Incentive Plan (the “EM II LP Incentive Plan”) authorizes the granting of awards to employees of up to 47,154 restricted common limited partnership units; the units are subject to restrictions on transfer until such time as they vest and are governed by the EM II LP Partnership Agreement. In connection with the Recapitalization Transaction, the Company granted 1,733 restricted common limited partnership units with a fair value of $1,733 to certain employees. The fair value of restricted units was based on consideration paid by unrelated third parties in connection with the Recapitalization Transaction. The amount paid in an arm’s length transaction by the new co-investors ($1,000 per unit) was the most recent evidence of the fair value of a common unit on a stand-alone basis.

In July 2010, the Company granted 250 restricted common limited partnership units with a total fair value of $78 to certain employees. The $312.26 fair value of a restricted common limited partnership unit was based on a valuation methodology which uses a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding common limited partnership units to determine the fair value of a common limited partnership unit at the grant date.

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

Unit options—In October 2007, the General Partner approved the Edgen Murray II, L.P. 2007 Option Plan (the “EM II LP Option Plan”) to provide limited partnership unit options as incentives and rewards for employees. The EM II LP Option Plan terminates five years from its effective date. Under the EM II LP Option Plan, a maximum of 11,050 options can be granted, of which no more than 1,000 unit options may be issued to any one person in one year. In July 2010, the Company granted 1,675 unit options with a fair value of $69.26 per unit using the Black-Scholes pricing model. The 1,675 unit options had been previously granted under the EM II LP Option Plan but forfeited by employees at the time of their termination of employment with the Company.

For the three months ended September 30, 2010 and 2009, the consolidated statements of operations reflect unit-based compensation income of $366 and expense of $237, respectively. For the nine months ended September 30, 2010 and 2009, the consolidated statements of operations reflect unit-based compensation of $131 and $743, respectively, related to EM II LP unit options. The unit-based compensation income for the three months ended September 30, 2010 and the reduced unit-based compensation expense for the nine months ended September 30, 2010 reflects the reversal of compensation expense related to non-vested restricted units forfeited by employees during the period, and the reversal of compensation expense related to the forfeiture rate of unit options which was increased from 5% to 25% to align with the Company’s actual experience since grant date.

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

9. Equity-based compensation

The Company has plans under which non-vested common limited partnership units and options to purchase the Company’s common limited partnership units (collectively, “units”) have been granted to executive officers, directors and certain employees. The terms and vesting schedules for unit awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, unit compensation awards are settled with authorized, but unissued common units. The unit-based compensation expense that has been recorded for these plans within the consolidated statements of operations was as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Unit-based compensation expense by type:
Unit options	$(366)	$237	$131	$743
Restricted common units	(100)	293	461	840

Total unit-based compensation expense	(465)	530	593	1,583
Tax benefit recognized	—	—	—	—

Unit-based compensation expense—net of tax	$(465)	$530	$593	$1,583

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

The unit-based compensation income for the three months ended September 30, 2010 and the reduced unit-based compensation expense for the nine months ended September 30, 2010 reflects the reversal of compensation expense related to non-vested restricted units forfeited by employees during the period, and the cumulative effect of a change in the forfeiture rate of unit options which was increased from 5% to 25% to align with the Company’s actual experience since grant date. This change resulted in the cumulative effect of a $647 reduction in unit-based compensation for the three and nine months ended September 30, 2010.

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

The weighted-average fair value of each option granted during 2010 was $312.26. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

Weighted average black-scholes assumptions
Risk-free interest rate	4.05%
Expected volatility	42.64%
Expected dividend yield	None
Expected term	6.5 years

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Unit option activity—A summary of unit option activity during the nine months ended September 30, 2010 is as follows:

	Number of options	Weighted-average exercise price
Outstanding—January 1, 2010	10,140	$1,000
Granted	1,675	1,000

Exercised	—	—
Canceled or expired	(1,000)	1,000

Outstanding—September 30, 2010	10,815	$1,000

Exercisable—September 30, 2010	5,484	$1,000

At September 30, 2010 and December 31, 2009, there was $1,725 and $2,851, respectively, of compensation expense related to non-vested unit option awards yet to be recognized over a weighted average period of 2.99 and 2.12 years, respectively.

The information relating to the Company’s unit options outstanding at September 30, 2010, is as follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining years	Number exercisable	Weighted-average exercise price
$1,000	10,815	$1,000	2.99	5,484	$1,000

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

At September 30, 2010 and December 31, 2009, all outstanding restricted common units were time-based vesting awards which are expected to vest. The EM II LP Equity Incentive Plan authorizes the granting of awards to Company employees of up to 47,154 restricted common units; the units are subject to restrictions on transfer and are governed by the EM II LP Partnership Agreement.

The following table summarizes restricted common unit activity for the periods shown:

Outstanding at January 1, 2009	13,351
Vested	(5,660)
Granted	—
Canceled	(200)

Outstanding at September 30, 2009	7,491

Outstanding at January 1, 2010	7,491
Vested	(5,526)
Granted	250
Canceled	(355)

Outstanding at September 30, 2010	1,860

The weighted-average fair value of all restricted common units vested for the three and nine months ended September 30, 2010 and 2009 was $1,000. The weighted-average fair value of all restricted common units unvested at September 30, 2010 was $907.57.

The Company’s valuation methodology for determining the $312.26 fair value of restricted equity granted in 2010 was based on a valuation methodology which used a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding common limited partnership units to determine the fair value of a common limited partnership unit at the grant date.

At September 30, 2010 and December 31, 2009, there was $88 and $610, respectively, of compensation expense related to non-vested restricted common units yet to be recognized over a weighted average period of 2.51 years and 2.54 years, respectively.

10. Income taxes

EM II LP is a U.S. limited partnership and is not directly subject to U.S. income taxes; however, its subsidiaries operate as corporations or similar entity structures in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the consolidated financial statements of EM II LP.

Income tax benefit was $5,632 and $21,086 for the three and nine months ended September 30, 2010, respectively, compared to an income tax benefit of $13,370 and $12,333 for the three and nine months ended September 30, 2009, respectively. The income tax benefit for the three and nine months ended September 30, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in the Western Hemisphere market offset by taxable income and lower statutory income tax rates in the Eastern Hemisphere market . In addition, for the nine months ended September 30, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62,805 for which $29,874 was related to non-deductible goodwill, and the impact of recording a valuation allowance of $8,997 against future tax benefits.

At September 30, 2010, a valuation allowance of $8,997 was recorded against deferred tax assets and state net operating loss carryforwards as management believes it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state net operating losses (“NOLs”) during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are scheduled to expire beginning in 2021 through 2030.

11. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,047 and $1,064 for the three months ended September 30, 2010 and 2009, respectively. Total rental expense for all operating leases was $2,935 and $2,948 for the nine months ended September 30, 2010 and 2009, respectively.

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

12. Concentration of risks

For the three and nine months ended September 30, 2010, the Company’s 10 largest customers represented approximately 35%, and 25%, respectively, of the Company’s sales, and no one customer accounted for more than 5% and 4%, respectively. In addition, approximately 84%, and 71% of the Company’s consolidated revenues were derived from customers in the oil and gas industry for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the Company’s 10 largest customers represented approximately 37%, and 27%, respectively, of the Company’s sales, and no one customer accounted for more than 8% and 5%, respectively.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

In addition, approximately 70% and 76% of the Company’s consolidated revenues were derived from customers in the oil and gas industry for the three and nine months ended September 30, 2009, respectively.

Financial instruments that would potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. However, concentration of credit risk with respect to accounts receivable is limited due to the large number of entities comprising the customer base.

The Company relies on a limited number of third parties to supply its inventory. During the three and nine months ended September 30, 2010, the Company’s 10 largest vendors accounted for approximately 53%, and 43%, respectively, of the Company’s purchases, and the Company’s single largest vendor accounted for approximately 12%, and 9%, respectively, of the Company’s purchases for these periods. During the three and nine months ended September 30, 2009, the Company’s 10 largest vendors accounted for approximately 30%, and 37%, respectively, of the Company’s purchases, and the Company’s single largest vendor accounted for approximately 6%, and 7%, respectively, of the Company’s purchases for these periods.

13. Segment and geographic area information

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

Similar to the Americas segment, the U.K., Singapore and UAE segments are distributors of high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The U.K. segment is headquartered in Newbridge, Scotland, and has branch offices in Darlington, England, and London, England and a representative office in Paris, France. The segment markets products to customers primarily in Europe, the Caspian Sea region and West Africa. The U.K. segment also includes the operating results of the Company’s Brazil office which began operations in 2010; however, current sales, operating income and assets are below the quantitative threshold requirement for separate segment disclosure. The Singapore segment is headquartered in Singapore, is supported by sales representative offices in Perth, Australia, Shanghai, China and Jakarta, Indonesia and markets products to customers primarily in the Asia Pacific region. The UAE segment is headquartered in Dubai, United Arab Emirates, and has a representative office in India and a joint venture in Saudi Arabia and markets products to customers primarily in the UAE region and South Asia.

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

In addition, certain expenses of EM II LP, other non-trading expenses, and certain assets and liabilities, such as intangible assets, are not allocated to the segments, but are included in General Company expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations. The Company accounts for sales between segments at a margin agreed to between segment management.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following table presents the financial information for each reportable segment:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Sales:
Americas	$113,035	$99,670	$284,142	$405,444
U.K.	33,498	33,828	91,407	103,613
Singapore	17,346	16,336	59,326	96,637
UAE	12,380	2,594	24,850	16,338
Eliminations	(2,042)	(3,745)	(5,307)	(19,295)

	$174,217	$148,683	$454,418	$602,737

Intersegment sales:
Americas	$268	$1,524	$1,250	$11,136
U.K.	1,384	1,871	3,331	5,750
Singapore	390	67	565	903
UAE	—	283	161	1,506

	$2,042	$3,745	$5,307	$19,295

Operating income (loss):
Americas	$2,069	$(9,645)	$(58,693)	$6,902
U.K.	4,521	5,958	12,850	16,456
Singapore	1,191	1,997	3,764	10,475
UAE	1,154	(1,799)	—	(4,540)
General Company	(4,349)	(7,015)	(18,790)	(15,480)

	$4,586	$(10,504)	$(60,869)	$13,813

Capital expenditures:
Americas	$196	$83	$326	$854
U.K.	731	327	837	727
Singapore	4,671	75	12,014	339
UAE	8	156	342	310
General Company	—	—	—	—

	$5,606	$641	$13,519	$2,230

Depreciation and amortization:
Americas	$2,872	$2,890	$8,602	$8,609
U.K.	284	435	738	703
Singapore	78	72	235	218
UAE	80	78	236	242
General company	1,767	1,677	5,246	5,240

	$5,082	$5,152	$15,057	$15,012

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The Company’s sales to external customers are attributed to the following countries based upon the Company’s selling location:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
United States	$110,212	$96,300	$275,924	$386,720
Canada	2,555	1,846	6,968	7,588
U.K.	32,114	31,957	88,076	97,863
Singapore	16,956	16,269	58,761	95,734
UAE	12,380	2,311	24,689	14,832

	$174,217	$148,683	$454,418	$602,737

	September 30, 2010	December 31, 2009
Total assets:
United States	$252,507	$325,323
Canada	3,266	7,452
U.K.	95,456	88,655
Singapore	49,577	53,046
UAE	29,698	25,707
General Company	45,860	63,277

	$476,364	$563,460

Property, plant, and equipment:
United States	$12,851	$15,450
Canada	322	408
U.K.	17,647	17,913
Singapore	19,998	8,477
UAE	1,201	1,094
General Company	—	—

	$52,019	$43,342

Goodwill and other intangible assets:
United States	$21,688	$78,470
Canada	—	1,295
General Company	46,712	60,801

	$68,400	$140,566

The Company has not allocated goodwill and other intangibles to the U.K., Singapore and UAE segments but has included goodwill and other intangibles for these segments in General Company. For annual and interim, if applicable, goodwill impairment testing, goodwill is allocated to these reporting units based on their relative fair values at December 16, 2005, the acquisition date. At June 30, 2010, the Company performed the Step 1 analysis of the goodwill impairment test. The Americas and UAE reporting units failed this test because the book value of the reporting units exceeded the estimated fair value (See Note 4). As a result, goodwill decreased in the United States, Canada, and General Company by $54,581, $1,288, and $6,955, respectively, and operating income (loss) reflects the impact of the goodwill impairment charge for the nine months ended September 30, 2010.

14. Derivatives and other financial instruments

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

Transactions hedged in accordance with ASC 815 include forecasted purchase commitments. At September 30, 2010 and December 31, 2009, there were no designated forward contracts outstanding or earnings deferred in other comprehensive income. The fair value of foreign currency exchange contracts outstanding at September 30, 2010 and December 31, 2009, was an asset of $363 and a liability of $174, respectively, included in other current assets and other current liabilities, respectively, on the consolidated balance sheets. At September 30, 2010, and December 31, 2009, the total notional amount of outstanding foreign currency exchange contracts was $36,810 and $10,084, respectively.

At September 30, 2010 and December 31, 2009, the cumulative effect of currency translation adjustments was a loss of $23,869 and $21,469, respectively, and is included within partners’ deficit on the consolidated balance sheets. Currency translation adjustments included within partners’ deficit on the consolidated balance sheets are the result of the translation of the Company’s foreign subsidiaries financial statements that have a functional currency other than the U.S. Dollar.

Interest rate risk—Following the December 23, 2009 offering of the EMC Senior Secured Notes and repayment of the Term Loans, the Company’s variable interest rate risk was limited to the Company’s ABL Facility cash borrowings. At September 30, 2010 and December 31, 2009, there were no cash borrowings under the ABL Facility.

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

Additionally, at the inception of the Term Loans, the Company entered into an interest rate swap and interest rate collar that converted a notional principal of $75,000 and $100,000, respectively, under the First Lien Term Loan from floating interest rate to fixed interest rate payments. Both the $75,000 interest rate swap and $100,000 interest rate collar began on August 13, 2009 and terminated on August 17, 2010. The $75,000 interest rate swap paid a fixed rate of interest at a rate of 4.88% while Simultaneously receiving floating rate interest, which was set at 0.44% on the same notional amount prior to its termination on August 17, 2010. The $100,000 interest rate collar incurred a floating rate of interest on the outstanding notional amount within a specified range. The collar swaps floating three-month LIBOR for fixed rates whenever the floating rate exceeds the cap rate of 5.50% or falls below the floor rate of 4.88%. The Company was paying the floor rate of 4.88% while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount prior to its termination on August 17, 2010.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

In accordance with the Second Lien Term Loan, the Company also entered into an interest rate swap that converted an aggregate notional principal of $75,000 from floating to fixed interest rate payments. Under this transaction, the Company paid a fixed rate of interest on an aggregate notional principal amount of $75,000 of 5.19% while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount prior to its termination on August 17, 2010. The fixed rate side on each of the interest rate swaps did not change over the lives of the interest swaps. The floating rate payments were reset quarterly based on three-month LIBOR.

Prior to the extinguishment of the Term Loans, the Company concluded that the interest rate swaps and collar qualified as cash flow hedges under the provisions of ASC 815. The interest rate swaps and collar were considered substantially effective for the three and nine months ended September 30, 2009 and gains and losses related to the interest rate swaps and collar, net of tax, were reported as a component of accumulated other comprehensive income (loss). Upon the extinguishment of the Term Loans, the interest rate derivatives were no longer considered effective and were recognized in earnings.

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

At September 30, 2010, there were no interest rate derivatives outstanding. At December 31, 2009, the interest rate derivatives were liabilities of $7,159 and are included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following table provides required information with respect to the classification and loss amounts recognized in income before taxes as well as the derivative-related contract losses deferred in other comprehensive income (net of taxes) for the three and nine months ended September 30, 2010 and 2009:

Designated derivative instruments	Gain recognized in OCI (effective portion)		Location of gain or (loss) reclassified from OCI to income	Gain or (loss) reclassified from OCI to income		Location of gain or (loss) in income before tax (ineffectiveness)	Gain in income before tax (ineffective portion)
	Three months ended September 30, 2010	Three months ended September 30, 2009		Three months ended September 30, 2010	Three months ended September 30, 2009		Three months ended September 30, 2010	Three months ended September 30, 2009
Forward contracts	$—	$—	Cost of sales	$—	$—	SG&A	$—	$—
			SG&A	—	—
Interest rate swaps and collar	—	(1,109)	Interest expense	—	(2,145)	SG&A	—	—

Total	$—	$(1,109)		$—	$(2,145)		$—	$—

Designated derivative instruments	Gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from OCI to income	Gain or (loss) reclassified from OCI to income		Location of gain or (loss) in income before tax (ineffectivenes)	(Loss) in income before tax (ineffective portion)
	Nine months ended September 30, 2010	Nine months ended September 30, 2009		Nine months ended September 30, 2010	Nine months ended September 30, 2009		Nine months ended September 30, 2010	Nine months ended September 30, 2009
Forward contracts	$—	$(1,319)	Cost of sales	$—	$(2,519)	SG&A	$—	$(439)
			SG&A	—	(274)
Interest rate swaps and collar	—	(2,024)	Interest expense	—	(6,384)	SG&A	—	—

Total	$—	$(3,343)		$—	$(9,177)		$—	$(439)

Non-designated derivative instruments	Location of gain or (loss) recognized in income	Gain or (loss) in income
		Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Forward contracts	SG&A	$1,384	$(337)	$566	$489
Interest rate swaps and collar	Other income (expense)	190	24	—	24

15. Fair value

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

Level 3—Unobservable inputs for the asset or liability

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$—	$—
Foreign currency exchange contracts(1)	363	—
Liabilities:
Interest rate swaps and collar(2)	—	—

	December 31, 2009
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$2,273	$—
Liabilities:
Foreign currency exchange contracts(1)	—	174
Interest rate swaps and collar(2)	—	7,159

(1)	As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.
(2)	In accordance with the Term Loans, the Company partially hedges its variable rate debt to minimize the risks from interest rate fluctuations through the use of derivative financial instruments including interest rate swaps and collars. Derivative financial instruments are used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The interest rate swaps and collars are valued using broker quotations or market transactions in either the listed or over-the-counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and fair value of the Company’s financial instruments is presented below:

	September 30, 2010
	Carrying value	Fair value
EMC Senior Secured Notes	$461,121	$335,963
Cash at bank and in hand	38,650	38,650
Accounts receivable	99,113	99,113
Accounts payable	82,706	82,706

	December 31, 2009
	Carrying value	Fair value
EMC Senior Secured Notes	$460,638	$455,700
Cash at bank and in hand	65,733	65,733
Accounts receivable	108,006	108,006
Accounts payable	64,332	64,332

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

16. Related-party transactions

During the nine months ended September 30, 2010, the Company made payments to JCP of $60 for reimbursement of certain expenses incurred while monitoring its investment in EM II LP. There we no payments to JCP during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Company made payments to JCP of $5 and $32, respectively, for reimbursement of certain expenses incurred while monitoring its investment in EM II LP.

In connection with the Recapitalization Transaction, an employee pension fund of the ultimate parent company of a Company customer purchased approximately 14% of the EM II LP common limited partnership units, on a fully diluted ownership basis. There was no direct or indirect investment in the Company prior to May 11, 2007. For the three and nine months ended September 30, 2010, the Company had sales to that Company customer of $2,915 and $12,002, respectively, in the normal course of business. For the three and nine months ended September 30, 2009, the Company had sales to that Company customer of $2,681 and $19,047, respectively. At September 30, 2010 and December 31, 2009, the Company had $1,922 and $1,491, respectively, of accounts receivable from this customer included in accounts receivable on its consolidated balance sheets.

On August 19, 2010, a newly formed entity controlled by JCP acquired the assets of B&L. In connection with the acquisition, EMC invested $10,000 in exchange for 14.5% of the common equity in B&L. The president and chief executive officer of EMC, who is also the chairman and director of EM II LP, serves as non-executive chairman of the board of directors of B&L. In addition, certain JCP employees, who serve as directors of the general partner of EM II LP, serve on the board of directors on B&L.

EMC also entered into a Service Fee Agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general, and administrative expense, net of service fee income on the statement of operations includes $236 of service fee income related to the Service Fee Agreement for the period August 19, 2010 through September 30, 2010.

In August 2010, B&L granted equity awards to the Company’s chief executive officer who serves as a board member of B&L, and certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options, and 1,041.55 Class B units all of which vest over a five year period.

17. Subsequent event

The Company evaluated for subsequent events through the date these financial statements were issued and concluded that there were no significant subsequent events requiring recognition or disclosure.

18. Consolidating Financial Information

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

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

The following tables present the consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

Consolidating balance sheets

	September 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$16,432	$22,218	$—	$38,650
Accounts receivable—net	—	47,593	51,520	—	99,113
Intercompany accounts receivable	—	6,085	127	(6,212)	—
Inventory	—	109,606	57,668	—	167,274
Income tax receivable	—	17,523	192	—	17,715
Prepaid expenses and other current assets	—	3,354	5,006	—	8,360
Affiliated interest receivable	—	2,496	—	(2,496)	—
Deferred tax asset—net	—	—	37	—	37

Total current assets	—	203,089	136,768	(8,708)	331,149
Property, plant and equipment, net	—	12,851	39,168	—	52,019
Distributions in excess of earnings and investment in subsidiaries	(116,084)	1,300	—	114,784	—
Goodwill	—	—	23,354	—	23,354
Other intangibles assets	—	21,688	23,358	—	45,046
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Other assets	—	13,003	1,333	—	14,336
Investment in unconsolidated entity	—	10,460	—	—	10,460

Total assets	$(116,084)	$358,246	$223,981	$10,221	$476,364

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$41,685	$41,021	$—	$82,706
Intercompany accounts payable	—	1,588	1,914	(3,502)	—
Other current liabilities	—	24,450	5,875	(2,398)	27,926

Total current liabilities	—	67,723	48,810	(5,900)	110,632
Deferred tax liability	—	—	5,996	—	5,996
Other long-term liabilities	2,720	191	180	(2,720)	370
Long-term debt and capital leases	—	461,121	112,991	(95,943)	478,170

Total liabilities	2,720	529,035	167,976	(104,563)	595,168

Total partners’ capital (deficit)	(118,804)	(170,788)	56,005	114,784	(118,804)

Total liabilities and partners’ capital (deficit)	$(116,084)	$358,246	$223,981	$10,221	$476,364

	December 31, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$29,860	$35,873	$—	$65,733
Accounts receivable—net	—	61,309	46,697	—	108,006
Intercompany accounts receivable	—	3,231	946	(4,177)	—
Inventory	—	96,065	59,490	—	155,555
Income tax receivable	—	20,878	962	—	21,840
Prepaid expenses and other current assets	—	7,342	2,927	(80)	10,189
Deferred tax asset—net	—	2,797	36	—	2,833

Total current assets	—	221,482	146,931	(4,257)	364,156
Property, plant and equipment, net	—	15,450	27,892	—	43,342
Distributions in excess of earnings and investment in subsidiaries	(27,085)	2,971	—	24,114	—
Goodwill	—	50,540	32,740	—	83,280
Other intangibles assets	—	27,931	29,355	—	57,286
Other assets	—	17,004	1,087	(2,695)	15,396
Intercompany long-term notes receivable	—	100,855	—	(100,855)	—

Total assets	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$32,164	$32,168	$—	$64,332
Intercompany accounts payable	—	428	3,756	(4,184)	—
Other current liabilities	—	27,532	9,535	12	37,079

Total current liabilities	—	60,124	45,459	(4,172)	101,411
Deferred tax liability	—	5,758	7,287	—	13,045
Other long-term liabilities	2,694	274	226	(2,695)	499
Long-term debt and capital leases	—	460,638	118,566	(100,920)	478,284

Total liabilities	2,694	526,794	171,538	(107,787)	593,239

Total partners’ capital (deficit)	(29,779)	(90,561)	66,467	24,094	(29,779)

Total liabilities and partners’ capital (deficit)	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Consolidating statement of operations

	For the three months ended September 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$110,480	$64,656	$(919)	$174,217
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	97,081	53,037	(919)	149,199
Selling, general, and administrative expense	8	10,450	4,892	—	15,350
Depreciation and amortization expense	—	2,843	2,239	—	5,082

Total operating expenses	8	110,374	60,168	(919)	169,631

(Loss) income from operations	(8)	106	4,488	—	4,586
Other income (expense)—net	—	652	328	—	980
Interest expense—net	—	(12,349)	(3,727)	—	(16,076)
Equity in (losses) earnings of subsidiaries	(4,870)	(112)	—	4,982	—

(Loss) income before income tax benefit	(4,878)	(11,703)	1,089	4,982	(10,510)
Income tax benefit	—	(4,911)	(721)	—	(5,632)

Net (loss) income	$(4,878)	$(6,792)	$1,810	$4,982	$(4,878)

	For the three months ended September 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$97,823	$52,863	$(2,003)	$148,683
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	95,704	41,252	(2,003)	134,953
Selling, general, and administrative expense	—	13,669	5,413	—	19,082
Depreciation and amortization expense	—	2,862	2,290	—	5,152

Total operating expenses	—	112,235	48,955	(2,003)	159,187

(Loss) income from operations	—	(14,412)	3,908	—	(10,504)
Other income (expense)—net	—	139	(38)	—	101
Interest expense—net	—	(6,592)	(2,980)	—	(9,572)
Equity in earnings (losses) of subsidiaries	(6,605)	(26)	—	6,631	—

(Loss) income before income tax benefit	(6,605)	(20,891)	890	6,631	(19,975)
Income tax benefit	—	(8,703)	(4,667)	—	(13,370)

Net (loss) income	$(6,605)	$(12,188)	$5,557	$6,631	$(6,605)

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

	For the nine months ended September 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$277,174	$179,683	$(2,439)	$454,418
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	244,231	145,113	(2,439)	386,906
Selling, general, and administrative expense	25	32,743	17,752	—	50,519
Depreciation and amortization expense	—	8,510	6,547	—	15,057
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	25	340,023	177,678	(2,439)	515,287

(Loss) income from operations	(25)	(62,849)	2,005	—	(60,869)
Other income (expense)—net	—	882	(209)	—	673
Interest expense—net	—	(36,982)	(11,171)	—	(48,153)
Equity in (losses) earnings of subsidiaries	(87,238)	(1,687)	—	88,924	—

(Loss) income before income tax benefit	(87,263)	(100,636)	(9,374)	88,924	(108,349)
Income tax benefit	—	(19,988)	(1,098)	—	(21,086)

Net (loss) income	$(87,263)	$(80,648)	$(8,276)	$88,924	$(87,263)

	For the nine months ended September 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$397,856	$219,916	$(15,035)	$602,737
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	353,966	181,427	(15,346)	520,047
Selling, general, and administrative expense	16	36,722	17,127	—	53,865
Depreciation and amortization expense	—	8,529	6,483	—	15,012

Total operating expenses	16	399,217	205,037	(15,346)	588,924

(Loss) income from operations	(16)	(1,361)	14,879	311	13,813
Other income (expense)—net	—	(19)	1,791	—	1,772
Interest expense—net	—	(20,932)	(9,234)	—	(30,166)
Equity in earnings (losses) of subsidiaries	(2,232)	(430)	—	2,660	—

(Loss) income before income tax benefit	(2,248)	(22,740)	7,436	2,971	(14,851)
Income tax benefit	—	(8,945)	(3,388)	—	(12,333)

Net (loss) income	$(2,248)	$(13,795)	$10,824	$2,971	$(2,248)

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited consolidated financial statements—(Continued)

(In thousands, except per unit data and number of units)

Consolidating statement of cash flows

	For the nine months ended September 30, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$1,012	$1,683	$(1,000)	$1,695
Cash flows from investing activities:
Investment in unconsolidated entity	—	(10,000)	—	—	(10,000)
Purchase of PetroSteel business	—	(4,000)	—	—	(4,000)
Purchases of plant, property, and equipment	—	(316)	(9,259)	—	(9,575)
Proceeds from the sale of property, plant, and equipment	—	215	110	—	325

Net cash used in investing activities	—	(14,101)	(9,149)	—	(23,250)

Cash flows from financing activities:
Deferred financing costs and financing advisory fees paid	—	(1,097)	—	—	(1,097)
Principal payments on notes payable and long term debt, including prepayment fees	—	(4,000)	(1,221)	1,000	(4,221)
Proceeds from intercompany loans	—	5,000	—	(5,000)	—
Payments on intercompany loans	—	—	(5,000)	5,000	—
Proceeds from ABL facility	—	12,538	—	—	12,538
Payments to ABL facility	—	(12,538)	—	—	(12,538)
(Decrease) increase in managed bank overdraft and short-term loans	—	(190)	163	—	(27)

Net cash (used in) provided by financing activities	—	(286)	(6,058)	1,000	(5,345)
Effects of foreign exchange rate changes on cash	—	(53)	(130)	—	(183)

Net (decrease) increase in cash and cash equivalents	—	(13,428)	(13,655)	—	(27,083)
Cash and cash equivalents, beginning of period	—	29,860	35,873	—	65,733

Cash and cash equivalents, end of period	$—	$16,432	$22,218	$—	$38,650

	For the nine months ended September 30, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash provided by operating activities	$—	$30,521	$26,529	$—	$57,050
Cash flows from investing activities:
Purchase of PetroSteel business	—	(4,000)	—	—	(4,000)
Purchases of plant, property, and equipment	—	(844)	(1,227)	—	(2,071)
Proceeds from the sale of property, plant, and equipment	—	18	102	—	120

Net cash used in investing activities	—	(4,826)	(1,125)	—	(5,951)
Cash flows from financing activities:
Principal payments on notes payable and long term debt, including prepayment fees	—	(2,100)	(1,300)	—	(3,400)
Proceeds from ABL facility	—	164,939	22,538	—	187,477
Payments to ABL facility	—	(166,724)	(25,048)	—	(191,772)
Decrease in managed bank overdraft and short-term loans	—	(2,822)	(6,175)	—	(8,997)

Net cash used in financing activities	—	(6,707)	(9,985)	—	(16,692)
Effects of foreign exchange rate changes on cash	—	(376)	1,095	—	719

Net increase in cash and cash equivalents	—	18,611	16,515	—	35,126
Cash and cash equivalents, beginning of period	50	(302)	41,960	—	41,708

Cash and cash equivalents, end of period	$50	$18,309	$58,475	$—	$76,834

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reportable segments

We manage our operations in two geographic markets—the Western Hemisphere and the Eastern Hemisphere. We have four reportable segments, which are determined primarily based upon the geographic locations of our operations. Our Western Hemisphere market comprises one of our reportable segments, which was formerly referred to as the Americas reportable segment. Our Eastern Hemisphere market is segregated further to derive our reportable segments for that geographic market, which include the U.K. (Europe/West Africa), Singapore (Asia/Pacific), and UAE (Middle East). Beginning in the first quarter of 2010, U.K. (Europe/West Africa) includes the operations of Brazil which does not meet the quantitative threshold for separate segment disclosure as of or for the three and nine months ended September 30, 2010. We include operating expenses of our non-trading entities, including EM II LP, EMGH Limited, Edgen Murray Cayman Corporation and Pipe Acquisition Limited, in General Company expenses.

Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network of locations in the United States and Canada. Fourteen of our Western Hemisphere locations stock inventory for distribution.

Our Eastern Hemisphere operations are headquartered in Newbridge, Scotland and operate through a regional and branch network of locations in Europe, Asia/Pacific, the Middle East and South America. Six locations in the Eastern Hemisphere stock inventory.

Effects of currency fluctuations

As of and for the year ended December 31, 2009 and as of and for the nine months ended September 30, 2010, approximately 16% and 20%, respectively, of our total assets and approximately 16% and 19%, respectively, of our sales were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our sales, cash flows and net income. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the period, in each case using the noon buying rate as quoted by the Federal Reserve Bank of New York.

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

Goodwill and other intangible assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2009 and September 30, 2010, the goodwill and other identifiable intangible assets with indefinite lives balances were $95.0 million and $34.9 million, respectively, representing 16.9% and 7.3% of total assets, respectively.

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

This second quarter 2010 interim analysis indicated that our Americas and UAE reporting units failed Step 1 of the impairment test because the book value of each reporting unit exceeded its estimated fair value. We performed Step 2 of the goodwill impairment analysis for these reporting units. The process included among other things a determination of the implied fair value of each reporting unit’s goodwill by assigning the fair value of the reporting unit determined in Step 1 to all of the assets and liabilities of the reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination; to complete the process, we then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. The goodwill impairment charge was estimated at $62.8 million consisting of $55.8 million in the Americas reporting unit and $7.0 million in the UAE reporting unit, and was reflected in our statement of operations for the second quarter 2010. The goodwill impairment charge recognized during the second quarter of 2010 was finalized during the third quarter of 2010, and the amount of the impairment did not differ from the initial estimate. The goodwill impairment charge did not impact our liquidity position, debt covenants or cash flows.

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

In connection with performing Step 2 of the goodwill impairment analysis, tradenames were also tested and no impairment was recorded, as the fair value of the tradenames exceeded their carrying value.

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

In connection with the preparation of financial information in the second quarter 2010 and our conclusion that the revised operating forecasts constitute an interim impairment indicator, we tested our long-lived assets, including customer relationships and noncompetition agreements, for impairment. These tests showed that the fair value of the assets exceeded their carrying amounts, and, therefore, no impairment of these long-lived assets was identified.

At December 31, 2009 and September 30, 2010, our long-lived assets were $88.9 million and $85.5 million, respectively, representing 15.8% and 17.9%, respectively, of total assets.

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

For restricted units granted in July 2010, the $312.26 fair value of a restricted common limited partnership unit was based on a valuation methodology which uses a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding common limited partnership units to determine the fair value of a common limited partnership unit at the grant date.

For unit options granted in July 2010, the fair value of unit options was calculated as $69.26 per unit option using the Black-Scholes pricing model with an exercise price of $1,000 per unit, a risk-free interest rate of 1.87%, an expected volatility of 50.0% and an expected term of 6.5 years.

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

At September 30, 2010, a valuation allowance of $9.0 million was recorded against deferred tax assets and state net operating loss carryforwards because we believe it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOL’s during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOL’s are set to expire beginning in 2021 through 2030.

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

In accordance with the provisions of Income Taxes, ASC Topic 740, (“ASC 740”), we had no unrecognized tax benefits at December 31, 2009 and September 30, 2010.

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

Interest rate risk. Prior to the extinguishment of our first and second lien term loans on December 23, 2009, we concluded that the interest rate swaps and collar we entered into qualified as cash flow hedges under the provisions of ASC 815. The swaps and collar were considered substantially effective, with ineffectiveness, if any, charged to the consolidated statements of operations in the period assessed as ineffective. Gains and losses related to the interest rate swaps, net of related tax effects were reported as a component of accumulated other comprehensive income (loss), and upon the repayment of the term loans, the underlying hedge exposure ceased to exist and deferred losses of $7.5 million were recognized as interest expense in the statement of operations for the year ended December 31, 2009. Net settlements occurred quarterly concurrent with interest payments made on the underlying debt. Under the interest rate swap contracts the settlements were the net difference between the fixed rates payable and the floating rates receivable during the quarter. Prior to the extinguishment of the term loans, the settlements were recognized as a component of interest expense in the consolidated statement of operations. Subsequent to the extinguishment of the term loans, the settlements were recognized as a component of other income (expense) in the statement of operations. At September 30, 2010, there were no interest rate derivatives outstanding.

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

Equity in earnings of unconsolidated entity. On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity of Bourland & Leverich Holding Company, LLC (“B&L”), a distributor of oil country tubular goods. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, which requires the use of the equity method of accounting unless the investor’s interest is “so minor” that the investor may have virtually no influence over operating and financial policies. Equity method investments are included in “Investment in unconsolidated entity” on the Company’s consolidated balance sheets. Earnings from this investment are recorded in “Equity in earnings of unconsolidated entity” in the consolidated statements of operations. At September 30, 2010, the investment in B&L was $10,460. Income from the investment in B&L for the period August 19, 2010 through September 30, 2010 was $460. This equity investment has been recorded based upon a preliminary valuation of the underlying net assets of B&L. The valuation of the equity investment will be completed upon receipt of a final determination of the fair value of certain intangible assets recorded by B&L.

Results of Operations

Overview

Our financial results during 2010 have been characterized by improving sales inquiries and new order bookings, but with significant volume fluctuations from month to month. Global economic and financial uncertainties have resulted in lower demand for our products, low steel prices, and a highly competitive commercial environment which has put pressure on our margins.

We have also experienced a product demand and sales mix shift from our higher margin products, including alloy pipe and pipe components and large diameter high yield carbon pipe generally associated with midstream energy infrastructure projects, to lower margin products, including smaller diameter carbon pipes, particularly in North America. We believe this shift has, to a large extent, been driven by an increase in drilling and production activity related to shale natural gas.

Three months ended September 30, 2009 compared to three months ended September 30, 2010

The following table compares sales and income (loss) from operations for the three months ended September 30, 2009 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful for increases or decreases greater than 150%.

	Three months ended September 30,
(millions, except percentages)	2009	2010	% Change
Sales
Western Hemisphere	$99.7	$113.0	13.3%
Eastern Hemisphere
•U.K. (Europe/West Africa)	33.8	33.5	(0.9)%
•Singapore (Asia/Pacific)	16.3	17.3	6.1%
•UAE (Middle East)	2.6	12.4	NM

Total Eastern Hemisphere	52.7	63.2	19.9%
Eliminations	(3.7)	(2.0)

Total	$148.7	$174.2	17.1%

Income (loss) from operations
Western Hemisphere	$(9.6)	$2.0	NM
Eastern Hemisphere
•U.K. (Europe/West Africa)	5.9	4.5	(23.7)%
•Singapore (Asia/Pacific)	2.0	1.2	(40.0)%
•UAE (Middle East)	(1.8)	1.2	NM

Total Eastern Hemisphere	6.1	6.9	13.1%
General Company	(7.0)	(4.3)	(38.6)%

Total	$(10.5)	$4.6	NM

Income from operations as a % of sales
Western Hemisphere	(9.6)%	1.8%
Eastern Hemisphere
•U.K. (Europe/West Africa)	17.5%	13.4%
•Singapore (Asia/Pacific)	12.3%	6.9%
•UAE (Middle East)	(69.2)%	9.7%
Total Eastern Hemisphere	11.6%	10.9%
Total	(7.1)%	2.6%

Sales

For the three months ended September 30, 2010, our consolidated sales increased $25.5 million, or 17.1%, to $174.2 million compared to the three months ended September 30, 2009. The increase in sales reflects an increase in volume offset by a slight decline in average selling prices as natural gas gathering and transmission business in North America and offshore oil and natural gas construction and maintenance activity in the Middle East have improved from the comparable period in 2009. Sales backlog was approximately $168 million at September 30, 2010 compared to sales backlog of approximately $144 million at December 31, 2009 and approximately $204 million at September 30, 2009.

For the three months ended September 30, 2010, sales in our Western Hemisphere market increased $13.3 million, or 13.3%, to $113.0 million compared to the three months ended September 30, 2009. The increase in Western Hemisphere sales was primarily the result of higher demand from our midstream customers.

For the three months ended September 30, 2010, sales in our Eastern Hemisphere market increased $10.5 million, or 19.9%, to $63.2 million compared to the three months ended September 30, 2009. This increase is primarily the result of improved offshore oil and natural gas structure construction activity in the Middle East compared to the three months ended September 30, 2009.

For the three months ended September 30, 2009 and 2010, 70% and 84%, respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented 37% and 35%, respectively, of our consolidated sales in each of the periods. No single customer represented more than 10% of consolidated sales for the three months September 30, 2009 and 2010.

Income (loss) from operations

For the three months ended September 30, 2010, income from operations increased $15.1 million to $4.6 million compared to an operating loss of $10.5 million for the three months ended September 30, 2009. The increase in income from operations was primarily the result of a reduction in operating expenses related to 2009 inventory valuation write-downs of $6.4 million and the expensing of previously deferred initial public offering costs of $3.2 million. No similar charges occurred for the three months ended September 30, 2010. The increase in income from operations was also the result of higher sales volume related to natural gas transmission projects in North America and offshore construction in the Middle East as described above.

For the three months ended September 30, 2010, our Western Hemisphere market income from operations increased $11.6 million to $2.0 million compared to an operating loss of $9.6 million for the three months ended September 30, 2009. The increase in operating income was primarily the result of higher sales volume as described above. In addition, the operating loss for the three months ended September 30, 2009 included inventory valuation write-downs of $6.4 million. No similar charge occurred during the three months ended September 30, 2010.

For the three months ended September 30, 2010, our Eastern Hemisphere market income from operations increased $0.8 million, or 13.1%, to $6.9 million compared to the three months ended September 30, 2009. The marginal increase in income from operations was the result of offshore construction activity in the Middle East, partially offset by lower selling prices.

For the three months ended September 30, 2010, operating loss for General Company decreased $2.7 million, or 38.6%, to $4.3 million compared to the three months ended September 30, 2009. For the three months ended September 30, 2009, General Company expenses also include the expensing of accumulated initial public offering costs of $3.2 million. General Company expenses normally consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses were consistent for both periods.

Equity in earnings of unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity of B&L. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Income from the B&L investment for the period August 19, 2010 through September 30, 2010 was $460.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2010 increased $6.5 million, or 67.9%, to $16.1 million compared to the three months ended September 30, 2009. The overall increase in interest expense, net, for the three months ended September 30, 2010 was primarily the result of higher period interest rates on our $465 million 12.25% senior secured notes issued by Edgen Murray Corporation on December 23, 2009, compared to interest rates on the $500 million term loans we had outstanding during the three months ended September 30, 2009.

Income tax expense (benefit)

Income tax benefit was $5.6 million for the three months ended September 30, 2010, compared to income tax benefit of $13.4 million for the three months ended September 30, 2009. The income tax benefit for the three months ended September 30, 2010 reflects the pre-tax loss from operations at our estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in our Western Hemisphere market offset by taxable income and lower statutory income tax rates in our Eastern Hemisphere market.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2010

The following table compares sales and income (loss) from operations for the three months ended September 30, 2009 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful for increases or decreases greater than 200%.

	Nine months ended September 30,
(millions, except percentages)	2009	2010	% Change
Sales
Western Hemisphere	$405.4	$284.1	(29.9)%
Eastern Hemisphere
•U.K. (Europe/West Africa)	103.6	91.4	(11.8)%
•Singapore (Asia/Pacific)	96.6	59.3	(38.6)%
•UAE (Middle East)	16.4	24.9	51.8%

Total Eastern Hemisphere	216.6	175.6	(18.9)%
Eliminations	(19.3)	(5.3)

Total	$602.7	$454.4	(24.6)%

Income (loss) from operations
Western Hemisphere	$6.9	$(58.7)	NM
Eastern Hemisphere
•U.K. (Europe/West Africa)	16.4	12.9	(21.3)%
•Singapore (Asia/Pacific)	10.6	3.8	(64.2)%
•UAE (Middle East)	(4.6)	0.0	NM

Total Eastern Hemisphere	22.4	16.7	(25.4)%
General Company	(15.5)	(18.8)	21.3%

Total	$13.8	$(60.8)	NM

Income from operations as a % of sales
Western Hemisphere	1.7%	(20.7)%
Eastern Hemisphere
•U.K. (Europe/West Africa)	15.8%	14.1%
•Singapore (Asia/Pacific)	11.0%	6.4%
•UAE (Middle East)	(28.0)%	0.0%
Total Eastern Hemisphere	10.3%	9.5%
Total	2.3%	(13.4)%

Sales

For the nine months ended September 30, 2010, our consolidated sales decreased $148.3 million, or 24.6%, to $454.4 million compared to the nine months ended September 30, 2009. The decrease in sales reflects the effects of the global economic downturn and the associated spending cuts by our customers in all segments of the energy industry—upstream, midstream and downstream— which impacted our results during the last two quarters of 2009 and the first half of 2010. As our customers remain focused on preserving cash, both new project expenditures and routine maintenance and repair expenditures have been negatively affected. Sales for the nine months ended September 30, 2009 also reflect a strong order backlog at December 31, 2008 which drove sales volumes, higher gross profits and margins into the first half of 2009. Sales backlog was approximately $168 million at September 30, 2010 compared to sales backlog of approximately $144 million at December 31, 2009 and approximately $204 million at September 30, 2009.

For the nine months ended September 30, 2010, sales in our Western Hemisphere market decreased $121.3 million, or 29.9%, to $284.1 million compared to the nine months ended September 30, 2009. The decrease in Western Hemisphere sales was primarily the result of lower demand from our customers in the downstream petrochemical market and in large natural gas transportation projects which resulted in reduced sales volume and lower selling prices. Additionally, our sales mix shifted from higher margin products, including alloy pipe and pipe components and large diameter carbon pipe products associated with infrastructure projects, to smaller diameter pipe, valve and fitting products which generally have lower selling prices and margins.

For the nine months ended September 30, 2010, sales in our Eastern Hemisphere market decreased $41.0 million, or 18.9%, to $175.6 million compared to the nine months ended September 30, 2009. This decrease is primarily the result of a decline in offshore oil and natural gas structure construction in our Singapore segment. We also experienced a significant drop in sales prices, particularly across all of our Eastern Hemisphere segments, as market inventories and short mill lead times created a competitive pricing environment. This decrease was partially offset by a volume increase related to offshore oil and natural gas structure construction in our Middle East segment.

For the nine months ended September 30, 2009 and 2010, 76% and 71%, respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented 27% and 25%, respectively, of our consolidated sales in each of the periods. No single customer represented more than 10% of consolidated sales for the nine months September 30, 2009 and 2010.

Income (loss) from operations

For the nine months ended September 30, 2010, our consolidated income from operations decreased $74.6 million to an operating loss of $60.8 million compared to operating income of $13.8 million for the nine months ended September 30, 2009. The decrease in operating income was primarily the result of a goodwill impairment charge of $62.8 million, before taxes, and to a lesser extent, reduced sales volumes and lower sales prices as described above. Gross margins for the nine months ended September 30, 2009 were adversely impacted by a sharp decline in product prices which resulted in significant inventory valuation write-downs during the period. Selling, general and administrative expenses for the nine months ended September 30, 2009 included $3.2 million of initial public offering expenses in the period. No similar charge occurred for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, income from operations for our Western Hemisphere market decreased $65.6 million to an operating loss of $58.7 million compared to operating income of $6.9 million for the nine months ended September 30, 2009. This decrease in income from operations was primarily the result of a goodwill impairment charge of $55.8 million, before taxes, and to a lesser extent, lower sales volume and prices.

For the nine months ended September 30, 2010, income from operations for our Eastern Hemisphere market decreased $5.7 million, or 25.4%, to $16.7 million compared to the nine months ended September 30, 2009. This decrease in income from operations was primarily the result of lower selling prices across all Eastern Hemisphere markets, partially offset by improving market conditions in our Middle East segment as described above.

For the nine months ended September 30, 2010, operating loss for General Company increased $3.3 million, or 21.3%, to $18.8 million compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, General Company expenses includes a $7.0 million goodwill impairment charge related to the UAE reporting unit; goodwill and other intangibles are allocated to the Eastern Hemisphere reporting units for goodwill impairment testing purposes based on their relative fair values at December 16, 2005, the acquisition date. For the nine months ended September 30, 2009, General Company expenses include the expensing of accumulated initial public offering costs of $3.2 million. General Company expenses normally consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses were consistent for both periods.

Equity in earnings of unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Income from the B&L investment for the period August 19, 2010 through September 30, 2010 was $460.

Interest expense, net

Interest expense, net, for the nine months ended September 30, 2010 increased $18.0 million, or 59.6%, to $48.2 million compared to the nine months ended September 30, 2009. The overall increase in interest expense, net, for the nine months ended September 30, 2010 was primarily the result of higher period interest rates on our $465 million 12.25% EMC senior secured notes issued on December 23, 2009 compared to interest rates on Company $500 million term loans outstanding during the nine months ended September 30, 2009.

Income tax expense (benefit)

Income tax benefit was $21.1 million for the nine months ended September 30, 2010, compared to income tax benefit of $12.3 million for the nine months ended September 30, 2009. The income tax benefit for the nine months ended September 30, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in our Western Hemisphere market offset by taxable income and lower statutory income tax rates in our Eastern Hemisphere market. In addition, for the nine months ended September 30, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62.8 million for which $29.9 million was related to non-deductible goodwill and $9.0 million related to recording a valuation allowance against certain deferred tax assets.

At September 30, 2010, a valuation allowance of $9.0 million was recorded against deferred tax assets and state net operating loss carryforwards as we believe it is more likely than not that the future income tax benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOLs during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are set to expire beginning in 2021 through 2030.

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

In 2010, we expect to make, among other capital expenditures, capital expenditures in the amount of approximately $13.0 million to build a new distribution facility in Singapore, which we intend to fund in part through the sale of our existing facility in Singapore and from proceeds of short term financing. Additionally, on August 19, 2010, EM II LP’s subsidiary, EMC, invested $10 million in B&L. The investment in B&L is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

At December 31, 2009 and September 30, 2010, our total indebtedness, including capital leases, was $483.5 million and $478.5 million, respectively. At December 31, 2009 and September 30, 2010, there were no borrowings outstanding under our ABL facility. During the nine months ended September 30, 2010 our maximum utilization under the ABL facility was $33.6 million. At September 30, 2010, we had approximately $96.3 million available for borrowings under our ABL Facility, net of reserves, and net of $22.3 million of outstanding letters of credit and guarantees. Because borrowing availability under the ABL Facility depends, in part, on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations, availability may not reflect our actual borrowing capacity at any one point in time. At of December 31, 2009 and September 30, 2010, cash and cash equivalents was $65.7 million and $38.7 million, respectively.

In addition to the $96.3 million available under the ABL facility, we also had $10.2 million available under our EM FZE local facility at September 30, 2010.

As of September 30, 2010, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. Historically, a contraction in our level of operations typically decreases our working capital requirements and generates cash flows in the short-term. We cannot assure you, however, that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we may be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the initial notes and the exchange notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Statement of cash flow data

	Nine Months ended September 30
(dollars in millions)	2009	2010
Cash flows provided by (used in) activities:
Operating	$57.1	$1.7
Investing	(6.0)	(23.3)
Financing	(16.7)	(5.3)

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2010

Operating activities. Net cash inflows from operating activities were $1.7 million for the nine months ended September 30, 2010 compared to net cash inflows of $57.1 million for the nine months ended September 30, 2009. The decrease in cash flows from operations was primarily the result of reduced working capital contraction during 2010. The $62.8 million goodwill impairment charge recorded in the second quarter of 2010 did not impact our liquidity position, debt covenants or cash flows.

Investing activities. Net cash outflows from investing activities were $23.3 million for the nine months ended September 30, 2010 compared to net cash outflows of $6.0 million for the nine months ended September 30, 2009. Cash outflows from investing activities of $23.3 million for the nine months ended September 30, 2010 includes the $10.0 million investment in B&L, capital expenditures of $9.6 million related primarily to the expansion of our Singapore and Middle East warehouse facilities, and a $4.0 million earn-out payment made to the former owners of PetroSteel as required by the purchase agreement. Cash outflows of $6.0 million for the nine months ended September 30, 2009 include a $4.0 million earn-out payment to the former owners of PetroSteel and $2.0 million of capital expenditures for routine improvement of warehouse facilities and machinery and equipment.

Financing activities. Net cash outflows from financing activities were $5.3 million during the nine months ended September 30, 2010 compared to net cash outflows of $16.7 million for the nine months ended September 30, 2009. Cash outflows from financing activities of $5.3 million for the nine months ended September 30, 2010 include payments associated with capital leases and a $4.0 million note payable to the former owners of PetroSteel. Cash outflows from financing activities for the nine months ended September 30, 2009 include net principal payments associated with the ABL Facility, the term loans, and to a lesser extent, managed cash overdrafts and short-term loans.

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

As of September 30, 2010, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit totaled $22.3 million, which consisted of letters of credit outstanding for EMC, EM Europe and EM Singapore of $17.1 million, $1.7 million, and $3.5 million, respectively. EMC’s outstanding letter of credit balance includes a $12.0 million letter of credit issued to support the local credit facility of EM FZE. Total remaining borrowing availability, net of reserves, under the ABL Facility at September 30, 2010 was $96.3 million, based on the value of our borrowing base at that date.

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $25.0 million, or the sum of EMC and EM Canada availability is less than $15.0 million until the date that both aggregate availability is greater than $30.0 million and the sum of EMC and EM Canada availability is greater than $20.0 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. As of the twelve months ended December 31, 2009 and September 30, 2010, our ABL Facility fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base (which is calculated based on a percentage of our eligible inventory and accounts receivable) declines, the administrative agent imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

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

EM FZE Local Facility. EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. Currently, EM FZE may borrow up to $12.0 million because the facility is secured by a letter of credit in the amount of $12.0 million issued under our ABL Facility. Borrowings on the local facility bear interest at the prevailing Dubai interbank rate plus a margin of 1.5%. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used for the issuance of letters of credit to support the trade activity of EM FZE. As of December 31, 2009 and September 30, 2010, there were no cash borrowings under the local facility.

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

Senior Secured Notes. We have outstanding $465.0 million aggregate principal amount of 12.25% Secured Senior Notes due 2015 that were issued by EMC on December 23, 2009 (the “notes”). We used a portion of the net proceeds from this notes offering to repay our then-outstanding first and second lien term loans. Total cash interest payments required under the notes is approximately $57.0 million on an annual basis. The indenture governing the notes contains various covenants that limit our discretion in the operation of our business. It, among other things, limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments.

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

On September 14, 2010, EMC completed an exchange offer for any and all of the outstanding notes. Holders of notes, who participated in the exchange offer, received notes substantially identical to those held prior to the exchange offer, but that were registered under the Securities Act of 1933, as amended.

Newbridge, Scotland facility lease. In connection with the Company’s acquisition of Murray International Metals Ltd. on December 16, 2005, EM Europe sold land, an office building and two warehouses at its Newbridge location for $23.0 million, less fees of approximately $0.3 million. Concurrent with the sale, EM Europe entered into an agreement to lease back all of the sold property for an initial lease term of 25 years. Under the lease agreement, the initial term will be extended for two further terms of ten years each unless cancelled by EM Europe. The lease is being accounted for as a capital lease because the net present value of the future minimum lease payments exceed 90% of the fair value of the leased asset. The lease requires an annual rental payment of £1.2 million, or $1.9 million (at September 30, 2010 exchange rates), which is subject to adjustment based on the U.K. consumer price index on the fifth anniversary of the inception of the lease and every two years thereafter, and payment of customary operating and repair expenses. Pipe Acquisition Limited entered into a guarantee in respect of the obligations of EM Europe under the lease.

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

As of September 30, 2010 and December 31, 2009, we had $22.3 million and $19.7 million of letters of credit outstanding, respectively. For guarantees with commitments outstanding at September 30, 2010 and December 31, 2009, the maximum potential amount of future payments (undiscounted) within one year for non-performance totaled $6.5 million and $27.6 million respectively. For guarantees with commitments outstanding at September 30, 2010 and December 31, 2009, there were no potential future payments

Commitments and contractual obligations

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

	Payments due by period ending December 31,
(dollars in millions)	2010	2011 and 2012	2013 and 2014	2015 and thereafter	Total
Contractual obligations—
Long-term debt(1)	$4.9	$—	$—	$—	$4.9
Senior secured notes(2)	32.1	113.9	113.9	493.5	753.4
Capital lease(3)	1.9	3.9	3.9	30.5	40.2
Operating lease obligations	2.7	5.2	2.5	0.9	11.3
Derivative instruments—
Foreign currency exchange contracts(4)	0.2	—	—	—	0.2
Interest rate swaps/collar(5)	7.2		—	—	7.2
Purchase commitments(6)	114.2	—	—	—	114.2

Total	$163.2	$123.0	$120.3	$524.9	$931.4

(1)	Includes a note payable to the sellers of PetroSteel plus accrued interest which was paid in full in May 2010.
(2)	Includes $465.0 million of aggregate principal amount of senior secured notes. This also includes current interest payment obligations on the notes of $57.0 million per annum. The notes were issued at a price of 99.059% of their face value, resulting in approximately $460.6 million of gross proceeds. The discount of approximately $4.4 million will be amortized and included in interest expense until the notes mature.
(3)	Includes interest obligations under our Newbridge, Scotland facility capital lease at 9.16%, the implicit interest rate.
(4)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.
(5)	The interest rate swaps and collar terminated on August 17, 2010.
(6)	Includes purchase commitments for inventory. We enter into purchase commitments on an as-needed basis, typically daily, but these commitments generally do not extend beyond one year. As of September 30, 2010, total inventory purchase commitments outstanding were $148.4 million.

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

Interest rate risk

We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At September 30, 2010 and December 31, 2009, there were no cash borrowings outstanding under the ABL Facility.

Prior to the issuance of EMC’s senior secured notes on December 23, 2009, to mitigate the interest rate risk related to a portion of our variable rate debt on our first and second lien term loans, we entered into three interest rate swap agreements which terminated, on August 13, 2009. Under these agreements, we paid fixed interest rates for varying periods and received floating interest rate payments. These interest rate swaps were based on the 3-month LIBOR. The interest rate swaps had notional values of $175.0 million, $100.0 million and $75.0 million with fixed interest rates of 5.15%, 4.88% and 5.19%, respectively.

Additionally, we also entered into an interest rate swap and an interest rate collar that converted a notional principal of $75.0 million and $100.0 million, respectively, under the first lien term loan from floating interest rate to fixed interest rate payments. Both the $75.0 million interest rate swap and the $100.0 million interest rate collar began on August 13, 2009 and terminated on August 17, 2010. The $75.0 million interest rate swap, related to our first lien term loan that was repaid on December 23, 2009, paid a fixed rate of interest of 4.88% while simultaneously receiving floating rate interest payments, which was set at 0.44% on the same notional amount prior to its termination on August 17, 2010. The $100.0 million interest rate collar, related to the first lien term loans incurred a floating rate of interest on the outstanding notional amount within a specified range. The collar swaps floating three-month LIBOR for fixed rates whenever the floating rate exceeds the cap rate of 5.50% or falls below the floor rate of 4.88%. Prior to its termination on August 17, 2010, we were paying the floor rate of 4.88% while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount. In connection with the second lien term loans, we entered into an interest rate swap that converted an aggregate notional principal of $75.0 million under the second lien term loan, which was also repaid on December 23, 2009, from floating to fixed interest rate payments. Under this swap agreement, we paid a fixed rate of interest on an aggregate notional principal amount of $75.0 million of 5.19%, while simultaneously receiving a floating rate interest payment set at 0.44% on the same notional amount prior to its termination on August 17, 2010. At September 30, 2010, there were no interest rate derivatives outstanding.

Borrowings under EM FZE’s credit facility with local lenders in Dubai bear interest at the prevailing Dubai interbank rate plus a margin of 1.5%. This facility is supported by a letter of credit in the amount of $12.0 million issued under our ABL Facility. This local facility is primarily used for the issuance of letters of credit for trade purposes. As of September 30, 2010, there were no outstanding cash borrowings on this local facility.

Interest rate sensitivity

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations outstanding as of December 31, 2009. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in U.S. dollars.

(dollars in thousands, except percentages)	Expected maturity date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$465,000	$465,000	$389,507
Average interest rate	—	—	—	—	—	12.25%	—	—
Variable Rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—
Interest rate derivatives
Interest rate swaps and collar	$1,479	$—	$—	$—	$—	$—	$1,479	$1,479
Variable to fixed (1)
Average pay rate	0.44%	—	—	—	—	—	—	—
Average receive rate	4.97%	—	—	—	—	—	—	—

(1)	The 2010 pay/receive rates include the interest rate swaps and collar which terminated on August 17, 2010.

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

The fair value of these foreign currency forward derivative contracts was a liability of $0.2 million and an asset of $0.4 million at December 31, 2009 and September 30, 2010, respectively. At December 31, 2009 and September 30, 2010, the total notional amount of outstanding currency exchange contracts was $10.1 million and $36.8 million, respectively.

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

As of and for the year ended December 31, 2009 and as of and for the three months ended September 30, 2010, approximately 16% and 19% of our sales, respectively, and 16% and 20% of our total assets, respectively, were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material decrease in the value of the U.K. pound relative to the U.S. dollar may negatively impact our sales, cash flows and net income.

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

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

EDGEN MURRAY II, L.P.

Dated: November 15, 2010	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: November 15, 2010	/s/	David L. Laxton, III
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