Form 10-K
period 2010-12-31
Edgen Murray II, L.P.
filed 2011-03-24
CIK 1487544

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-165928

EDGEN MURRAY II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8864225
(state of incorporation)	(IRS Employer I.D. Number)

18444 Highland Road

Baton Rouge, Louisiana 70809

(225) 756-9868

(Address and telephone number of registrant’s principal

executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 24, 2011, there were 209,493 common partnership units of the registrant outstanding, The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for such common equity exists.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD–LOOKING STATEMENTS

Certain statements and information in this Form 10–K may constitute “forward–looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “may,” “could,” “estimate” or other similar expressions are intended to identify forward–looking statements, which are generally not historical in nature. These forward–looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward–looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.

Our forward–looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward–looking statements include, but are not limited to, those described in (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10–K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (SEC) and (3) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward–looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward–looking statements after the date they are made, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS.

General

Edgen Murray II, L.P. and its subsidiaries (“Edgen Murray”, “Company”, “we”, “us” and “our”) is a leading global industrial distributor of specialty steel products primarily to the oil and gas, power, petrochemical and civil construction markets. Our product catalog consists of pipes, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials.

Our sales and distribution network enables us to efficiently procure and deliver our entire product offering worldwide. We stock and distribute inventory and support our customers through a global network of facilities located on five continents. This allows us to supply and service projects in remote and challenging locations, while also supporting the daily maintenance, repair and operation (“MRO”) requirements of installed facilities. The severe conditions in which many of our products operate often result in significant wear and tear on the products, which generally necessitates regular maintenance and replacement of the products. We employ experienced local market specialists and sales personnel, many of whom have technical backgrounds, training or relevant industry experience, in all of the regions in which we operate. To augment our extensive specialty product line, we offer our customers specialized product knowledge, technical consultation, global logistical support and project management and procurement services. These services include inventory management and just-in-time product delivery, which we believe allows our customers to reduce their inventory carrying costs.

Our customers include engineering, procurement and construction (“EPC”) firms, equipment fabricators, multi-national and national major integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipality and transportation authorities. For the year ended December 31, 2010, approximately 82% of our total revenue was attributable to customers that operate in or service the oil and natural gas industry.

We believe we are a critical link between our customers and product manufacturers (our vendors). Many of our customers rely on us to source products for them as they may not have the expertise, relationships, resources, volume or logistical capabilities to complete procurement independently or on a cost-effective basis. Additionally, we are able to complete orders in smaller quantities than many of our customers are readily able to purchase directly from manufacturers, benefiting both our customers and our vendors. We also provide support to our vendors through our sales, marketing and credit functions, with respect to the products we distribute.

History

On February 1, 2005, management and funds managed by Jefferies Capital Partners (“JCP”) purchased our business. We refer to this transaction as the “Buy-out Transaction”. On December 16, 2005, our business expanded through the acquisition of Murray International Metals Ltd. (“MIM Acquisition”) and its subsidiaries.

On April 3, 2007, funds managed by JCP formed Edgen Murray II, L.P. (“EM II LP”), a Delaware limited partnership, to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor. Subsequently, on May 11, 2007, institutional investors and existing management invested in EM II LP which then acquired the common shares of Edgen Murray Corporation (“EMC”) and Pipe Acquisition Limited, the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”.

Our business segments

We separate our business into two geographic markets—the Western Hemisphere and the Eastern Hemisphere. We are capable of offering our complete product line in both markets which enables us to effectively serve our customers worldwide.

Western Hemisphere. Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network in the United States, Canada and South America. Thirteen of our Western Hemisphere locations stock inventory for distribution. For the year ended December 31, 2010, sales in our Western Hemisphere market comprised 63% of our total sales.

Eastern Hemisphere. Our Eastern Hemisphere operations are headquartered in Newbridge, Scotland and operate through a regional and branch network of locations in Europe, Asia/Pacific, and the Middle East. In addition, our Bahraini joint venture operates in Saudi Arabia through a service contract arrangement. We stock inventory at six locations throughout the Eastern Hemisphere. For the year ended December 31, 2010, sales in our Eastern Hemisphere market comprised 37% of our total sales.

See note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-K for additional information regarding our sales and assets by geographical area.

Revenue sources

We do not manufacture any products. We are a distributor/reseller of our vendors’ manufactured products. Through our operating subsidiaries, we purchase specialty steel products from a number of vendors worldwide, but primarily from vendors located in Germany, Italy, Japan, South Korea and the United States. Our operating subsidiaries in the Western Hemisphere are primarily responsible for sales and fulfillment efforts for customers in the Western Hemisphere and our operating subsidiaries in the Eastern Hemisphere are primarily responsible for sales and fulfillment efforts for customers in the Eastern Hemisphere.

In anticipation of the aggregate future needs of our customers, we purchase specialty steel products in larger quantities that are efficient for our vendors to produce. We also purchase these products in smaller quantities in response to specific requests from our customers. In making purchasing decisions, we use general economic indicators, inquiries, orders and continuous interaction with our customers to help us determine customer usage patterns, expected delivery dates and the nature of active projects in the market. Our company-wide management information system assists us in evaluating historical usage, the inventory at each of our locations and other purchasing data.

Our vendors generally use third-party freight carriers to ship these products to our customers at our direction or to us. When we ship products to our customers from inventory on hand, we also predominantly use third-party freight carriers.

We generate substantially all of our revenues from the sale of our products to third parties. Through third party service providers, we also offer a wide range of cutting and finishing services for our products. Our fees for these services are incorporated into our sales price. Freight costs are generally included in our sales price as well.

Products

We distribute specialty steel and alloy products for use primarily in specialized applications throughout the energy infrastructure markets. Our product catalog consists of pipes, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. Our products are primarily used for maintenance and repair projects, expansions of infrastructure and development projects as follows:

•	onshore and offshore exploration and gathering of oil and gas;

•	refining;

•	offshore platform construction;

•	mechanical construction;

•	hydrocarbon, nuclear, and renewable power generation;

•	petrochemical;

•	mining; and

•	certain civil construction applications.

Our primary products include:

Carbon and Alloy Steel Pipe. We offer a full range of seamless and welded carbon and alloy pipe used for high pressure, load bearing, compression, severe corrosion and extreme temperature resistance applications for oil and natural gas gathering and transmission, refining, hydrocarbon, nuclear and renewable power generation, petrochemical, mining and civil construction applications. Structural applications of our pipe offering include civil, offshore jackets, topsides, jack up drilling rig braces and onshore production facilities. Down-hole and other subsea applications include marine riser and conductor, booster line and annulus pipe.

Pipe components, fittings and flanges. We offer a complete line of carbon and alloy components, fittings and flanges used primarily to connect piping systems for high pressure, severe corrosion and extreme temperature resistance applications for oil and natural gas gathering and transmission, refining, hydrocarbon, nuclear and renewable power generation applications, petrochemical, process and mining.

Structural sections and plate. Products offered include universal beams, columns, channels, flats, angles, hollow sections and specialty rolled quenched and tempered plates in engineered lengths, widths and thicknesses. The primary market served is conventional and severe offshore and deep water drilling, production facilities and certain civil construction projects. Principal end uses include offshore jackets, topsides, jack up drilling rigs, onshore production assemblies and load bearing civil installations.

Valves. Our full line of ball, check, gate, globe, butterfly, needle and plug valves are used in piping systems to regulate flow and pressure of various gases and fluids. End markets served include production, gathering, transmission, refining and certain industrial applications. When required, we offer full actuation packages.

Customers

We market products to customers located around the world who are involved throughout the complete scope of the energy industry. Our customers are generally large, well capitalized companies who are recognized as leaders in their respective industries. Our customers include EPC firms, equipment fabricators, multi-national and major national integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipality and transportation authorities. For the year ended December 31, 2010, our top ten customers accounted for approximately 28% of our total sales.

Customer support

Complete procurement and project management services. We believe that our customers require us to supply a full range of products to meet the needs of their complex projects and applications. We are able to provide complete procurement services that we believe to be of significant value to our customers, particularly where the range of products required is beyond the scope of one or more distributors or manufacturers. We further believe that our customers appreciate the convenience of being able to place a single purchase order covering a full range of specialty products required for a project, rather than having to manage numerous providers.

We believe that we meet our customers’ requirements through the integration of our significant levels of stock with access to direct mill supply sources. Given our significant levels of stock, we can often fulfill many of our customers’ requirements immediately and expedite delivery. Our mill relationships allow us to efficiently source and deliver the products we do not have on hand. We believe that this full service approach maximizes material availability while retaining optimum project cost controls. We also offer a wide range of cutting and finishing services primarily through third parties.

Maintenance and repair operations. Our business model allows us to meet the ongoing MRO needs of our clients’ installed facilities. Our large inventory of specialized steel products in strategic global locations can provide the immediate delivery of solutions that fit our customers’ requirements, which are often time-sensitive. We also maintain the ability to access inventories globally, allowing our offices to ship from any of our locations.

Logistics. Our customers’ requirements for delivery to various fabrication destinations and ultimate end-use locations are often complex and time-sensitive. We provide extensive project management support, coordinated shipping expertise and if required, just-in-time delivery of maintenance and repair components. Our regional and branch networks allow us to respond to our customers’ global logistical needs with local contacts and assistance and to fulfill both project and expedited shipping requirements.

Sales and marketing

Our sales force operates under a branch, market segment and product specialist model. Managers employ a mix of market and product specialist and internal and external sales representatives in their respective territories. The sales representatives are located at various branch locations and are responsible for order solicitation, account and relationship management and market development. Managers have responsibility for pricing, order placement and fulfillment, logistics, customer service, business development and marketing strategies. Managers report to geographic market executives who have responsibility for the management, implementation and execution of our sales and marketing strategy.

Geographical executives and their managers are assisted by warehousing and logistics personnel and by a product and inventory management team that is responsible for procurement, pricing, product forecasting, inventory control and vendor development.

Vendors

We have longstanding relationships with many vendors, which enables us to offer and distribute a considerable breadth of products. For the year ended December 31, 2010, approximately 39% of our purchases were from our top ten vendors. We believe focusing our purchasing power on certain vendors’ specialty product niches has resulted in favored status with many of our vendors in regard to lead times, discounts and payment terms. As we continue to strengthen our vendor relationships, we are able to devote increased resources to providing our customers with products that are of greater importance to their business and for which they have fewer substitutes. Although we concentrate our purchasing power on a select group of highly valued vendors, we have multiple sources for the products we distribute and are not dependent on any single vendor.

We are a volume purchaser of high-specialty steel products and provide significant value-added support as an intermediary between high-grade steel manufacturing vendors and end-users. There are a limited number of vendors with the capabilities to produce these steel products, and we believe that we have demonstrated to our vendors over time that we are a high quality, reliable and high-volume purchaser of their products. In addition, our significant participation in large long-term projects enables us to plan our purchases and provides our vendors with critical visibility to schedule their production. As a result, we have developed strong, longstanding relationships with an established network of steel manufacturing vendors.

Intellectual property

We have registered the EDGEN MURRAY mark in the United States, Mexico, Australia, the European Union, Norway, Singapore, Malta, Chile, Colombia, the Dominican Republic, Ecuador, Panama, Peru, Bahrain and Saudi Arabia. We have registered the EDGEN MURRAY mark with the World Intellectual Property Organization (WIPO). The International Registration claims protection of the EDGEN MURRAY mark in Azerbaijan, the European Union, Norway, Singapore, Switzerland, Cyprus, the Czech Republic, Iceland, Morocco and Russia. Protection has been granted by the local trademark offices in the European Union, Norway, Australia and Singapore (as noted above), and is pending in the remaining jurisdictions. We have pending applications in Argentina, Brazil, Canada, Malaysia, South Africa, Egypt, Nigeria, Kazakhstan, Venezuela, Puerto Rico, India and the UAE. We claim common law rights in the EDGEN MURRAY mark in those jurisdictions that recognize trademark rights based on use without registration. We also claim common law trademark rights to a number of other names and marks important to our business, including Edgen™, Bartow Steel™, Resource Pipe Co.™, SISCO™, Thomas Pipe™, PetroSteel™, Equipment Valve & Supply™, Pro Metals™ and Radnor Alloys™, although we have not applied for U.S. federal or international registration for them.

We recognize the importance to our business of the various intellectual property rights, including trademarks, that we use. While we acknowledge that the statutory rights arising from a successful trademark registration generally gives greater certainty as to the ownership of the registered mark as well as making enforcement of the owner’s rights against third parties easier than if it had to rely on the enforcement of its unregistered rights in the mark, we nevertheless believe that adequate protection of the goodwill in the marks used by our business is afforded through the various unregistered rights that are acquired simply by use over a period of time in a number of the jurisdictions in which we operate. Where intellectual property rights used by our business are not owned by us, we have entered into licensing arrangements with the relevant owner.

Employees

As of December 31, 2010, our workforce consisted of 454 full-time employees, of whom 165 were sales personnel. We employed 261 people in the Western Hemisphere, and 163 employees in the Eastern Hemisphere and 30 employees in our corporate office. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

Competition

Our products are sold in highly competitive markets. Companies in the markets in which we operate compete primarily on customer service, access to materials, price and ability to deliver products in a timely manner. Purchase decisions are also influenced by previous experience with a particular distributor and a distributor’s ability to supply the full range of pipes, pipe components, tubes, plate, valves and sections.

In our Western Hemisphere market, our primary competition comes from numerous smaller, privately-owned regional distributors and, in some cases, subsidiaries of large privately-owned and publicly held companies. Our major competitors in our U.K. (Europe/West Africa) segment are generally trading companies that are owned by large international steel producers. Although these competitors may have significantly greater resources than us, they do not maintain stocks of readily available products that compete with the range of products we offer. In our UAE (Middle East) segment, our principal competitors are locally owned distributors, except in the case of our specialty plate products where we again compete with trading companies owned by various international steel makers. Finally, our Singapore (Asia/Pacific) segment competes across our product lines with trading companies owned by various international steel makers and, to a lesser extent, with local Singapore based distributors.

We believe that none of our competitors offer the depth and breadth of specialty steel products that we offer in any particular market. Although we have competitors with respect to many of the specific products we offer in specific markets, who may be larger and have greater resources than we do, we believe that no competitor or small group of competitors is dominant in any of our markets. While we must be price competitive in all of our markets, we believe that our customers select our products based on local leadership, the product knowledge of our staff and our broad product offering of specialty products.

Information technology

We have an advanced information technology (“IT”) platform to help us manage our business. As a distributor, our primary operational focus is order management and our systems are designed to streamline the logistics involved with obtaining products from our vendors, tracking those products within our sizable inventory and delivering those products to our customers. This system uses bar coded tags and wireless handheld scanners to track the inventory in our major distribution facilities and allows our salespeople to quickly ascertain what products are available and where those products are located. The system allows for efficient pick and ship execution and is accessible from all of our locations worldwide.

In our Western Hemisphere segment, business functions including order management, procurement, inventory control, accounting and finance operate on a unified Oracle platform. Effective July 1, 2010, the Eastern Hemisphere shared the same accounting and financial system; however, the Eastern Hemisphere continues to operate under a separate ERP system for business functions including order management, procurement, and inventory control. A global financial consolidation package is also utilized to streamline the consolidation and financial reporting process.

We believe the combined system is well-protected against service disruptions. All production servers utilize highly available components, minimizing single points of failure. The primary data center in Baton Rouge, Louisiana is further protected with redundant cooling, battery backup, generator power and carded access. Finally, a full disaster recovery site is leased in Dallas, Texas in the event the Baton Rouge systems are disrupted for an extended period of time.

Legal proceedings

We are from time to time a party to various claims and legal proceedings related to our business. It is not possible to predict the outcome of these claims and proceedings. However, there are no current material claims or legal proceedings pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Environmental matters

Our operations are subject to various laws and regulations relating to environmental concerns. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Primary U.S. environmental laws that our operations may be subject to include the U.S. federal Clean Water Act and comparable state laws, and regulations thereunder, which regulate the discharge of pollutants into regulated waters, including industrial wastewater discharges and storm water runoff; the U.S. federal Resource Conservation and Recovery Act and comparable state laws, and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the U.S. federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, which imposes liability for the clean-up of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Our operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. In addition, our operations are subject to similar non-U.S. environmental, workplace safety and worker health laws. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary and other penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and similar state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Management believes that our operations are in substantial compliance with environmental laws and regulations applicable to us.

We have not made any material expenditures during the last four fiscal years in order to comply with environmental and health and safety laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with current and future environmental or health and safety laws or regulations or to respond to any claims.

Cyclicality and seasonality

Some of our customers are in cyclical businesses, in particular customers in the oil and natural gas refining industries. See “Item 1A. Risk factors—Risks relating to our business—Volatility in the global energy infrastructure market, and in particular a significant decline in oil and natural gas prices and refining margins, has reduced, and could reduce in the future, the demand for our products, which could cause our sales and margins to decrease.”

In addition, some of our customers are in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and natural gas infrastructure and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, may fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. In addition, our sales for MRO tend not to be seasonal, and help mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Working capital practices

Volatility in the specialty pipe, pipe components and high-grade structural steel industry and the price of high-grade steel tubes, valves, plate and sections used in the offshore oil and natural gas industry, from time to time, can result in significant fluctuations in cash flow supporting our working capital levels. Inventory and accounts receivable comprise a large percentage of our total assets and can vary significantly from quarter to quarter. At December 31, 2010 and 2009, inventory and accounts receivable represented approximately 50% and 47%, respectively, of total assets excluding cash. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”

Backlog orders

Sales backlog was approximately $212 million at December 31, 2010 compared to sales backlog of approximately $144 million at December 31, 2009.

Available Information

The Company’s internet website address is www.edgenmurray.com. Information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the U.S. Securities and Exchange Commission pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through the Company’s website as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the U. S. Securities and Exchange Commission.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website. Copies of such documents will be sent to securityholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this Form 10-K.

ITEM 1A.	RISK FACTORS.

The risks described below are not the only ones that we face. Additional risks not presently known to us may also impair our business operations. The actual occurrence of any of these risks could materially adversely affect our business, financial condition and results of operations.

Volatility in the global energy infrastructure market, and in particular a significant decline in oil and natural gas prices and refining margins, has reduced, and could reduce in the future, the demand for our products, which could cause our sales and margins to decrease.

Proceeds from the sale of products to the global energy infrastructure market constitute a significant portion of our sales. As a result, we depend upon the global energy infrastructure market, and in particular the oil and natural gas and refining industries, and upon the ability and willingness of industry participants to make capital expenditures to explore for, develop and produce, transport, process and refine oil and natural gas. The industry’s willingness to make these expenditures depends largely upon the availability of attractive drilling prospects, the prevailing view of future oil and natural gas prices and refinery margins and general economic conditions. As we experienced in 2009 and the first half of 2010, volatile oil and natural gas prices can lead to decreased capital expenditures by industry participants, which in turn affects the demand for our products. Many factors affect the supply of and demand for oil and natural gas and refined products, thereby affecting our sales and margins.

These factors include the following:

•	the level of U.S. and worldwide oil and natural gas production;

•	the level of U.S. and worldwide supplies of, and demand for, oil, natural gas and refined products;

•	the expected cost of delivery of oil, natural gas and refined products;

•

the availability of attractive oil and natural gas fields for production, which may be affected by governmental action or environmental policy and which may restrict exploration and development prospects;

•	U.S. and worldwide refinery overcapacity or undercapacity and utilization rates;

•	the amount of capital available for maintenance of existing oil, gas and refined products infrastructure;

•	changes in the cost or availability of transportation infrastructure;

•	levels of exploration activity;

•	national, governmental and other political requirements, including the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the impact of political instability, terrorist activities or armed hostilities involving one or more oil and natural gas producing nations;

•	pricing and other actions taken by competitors that impact the market;

•	the failure by industry participants to implement planned capital projects successfully or to realize the benefits expected for those projects;

•	the cost of developing alternative energy sources;

•

U.S. and non-U.S. governmental regulations, especially environmental regulations (including mandated changes in fuel consumption and specifications), trade laws, commodities and derivatives trading regulations and tax policies;

•	natural disasters, including hurricanes, tsunamis, earthquakes and other weather-related events; and

•	the overall global economic environment.

Oil and natural gas prices and processing and refining margins have been and are expected to remain volatile. This volatility may cause our customers to change their strategies and expenditure levels. We are experiencing, have experienced in the past and may experience in the future, significant fluctuations in our business, financial condition and results of operations, based on these changes. In particular, such continued volatility in the oil, natural gas and refined products margins and markets more generally could adversely affect our business, consolidated financial condition, results of operations and liquidity.

The prices we pay and charge for steel products, and the availability of steel products generally, may fluctuate due to a number of factors beyond our control, which could adversely affect the value of our inventory, business, financial condition, results of operations and liquidity.

We purchase large quantities of steel products from our vendors. The prices we pay our vendors for these products and the prices we charge our customers for these products change depending on many factors outside of our control, such as general global economic conditions, competition, consolidation of steel producers, cost and availability of raw materials (such as iron ore, coking coal and steel scrap) necessary to produce steel, production levels, labor costs, freight and shipping costs, natural disasters, political instability, import duties, tariffs and other trade restrictions, currency fluctuations and surcharges imposed by our vendors. If steel prices increase between the time we order steel products and the time of delivery of those products to us, our vendors may increase prices and impose surcharges on the ordered products. We seek to maintain our profit margins by attempting to increase the prices we charge for our products in response to increases in the prices we pay for them. However, demand for our products, the actions of our competitors, our contracts with our customers and other factors largely out of our control will influence whether, and to what extent, we can pass any such steel cost increases and surcharges on to our customers. If we are unable to pass on higher costs and surcharges to our customers, or if we are unable to do so in a timely manner, our business, financial condition, results of operations and liquidity could be materially adversely affected. Alternatively, if the price of steel decreases significantly, we may have to reduce the prices we charge for our products to remain competitive. This may require us to write-down the value of inventory on hand that we purchased prior to the steel price decreases, which could materially adversely affect our business, financial condition, results of operations and liquidity. For example, we had an inventory write-down of $22.5 million and $0.3 million for the years ended December 31, 2009 and 2010, respectively, related to selling prices falling below our average cost of inventory in some of the markets we serve, including the United States and Middle East. Although we did not have significant inventory write-downs during the year ended December 31, 2010, there are no assurances this will not occur in the future.

The availability of steel products that we purchase from our vendors also may change based on factors outside of our control, such as the factors noted above that may affect the pricing of our products. In addition, our business, financial condition, results of operations and liquidity could be materially affected if our supply of products is delayed or curtailed due to any of the above factors and unforeseen occurrences.

Our substantial indebtedness could prevent us and the guarantors from fulfilling our and their obligations under EMC’s outstanding senior secured notes (the “notes”).

We have a substantial amount of indebtedness. As a result of our substantial indebtedness, a significant portion of our cash flow is required to pay interest and principal, and we may not generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness, including the notes, or to fund other liquidity needs. As of December 31, 2010, we had approximately $479.8 million of indebtedness (including capital leases of $18.5 million and net of discount of approximately $3.7 million) and the ability to borrow approximately $80.8 million under our senior secured revolving credit facility (the “ABL Facility”) (based on the value of our borrowing base on such date) and $11.1 million under our EM FZE local facility. Because borrowing availability under the ABL Facility depends, in part, on inventory and accounts receivable values that fluctuate from time to time and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations, our borrowing availability at December 31, 2010 or any other point in time may not reflect our borrowing availability at any subsequent point in time.

Our substantial indebtedness could have important consequences to our noteholders. For example, it could:

•

make it more difficult for us and the guarantors to satisfy our and their obligations with respect to the notes and the note guarantees, such as the issuers’ obligation to purchase notes tendered as a result of a change in control event;

•	increase our vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	limit, along with the financial and other restrictive covenants under our indebtedness, our ability to obtain additional financing, dispose of assets or pay cash dividends;

•

require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to fund future working capital, capital expenditures and other general corporate requirements;

•	require us to sell assets used in our business;

•	limit our flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;

•	increase our cost of borrowing; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

If our business, financial condition, results of operations and liquidity deteriorate, our creditors may restrict our ability to obtain future financing and our suppliers could require prepayment or cash on delivery rather than extend credit to us. If our creditors restrict advances, our ability to generate cash flows from operations sufficient to service our short and long-term debt obligations will be further diminished. In addition, our ability to make payments on and refinance our debt and to fund our operations will depend on our ability to generate cash in the future.

To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our future cash flow may be insufficient to meet our obligations and commitments. If we generate insufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms, or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, an inability to service our indebtedness could lead to a default under the indenture governing the notes and under our ABL Facility and other agreements governing our other current or future indebtedness, which may result in an acceleration of our debt obligations.

For the year ended December 31, 2009 and 2010, our earnings were insufficient by $44.5 million and $121.7 million, respectively, to cover fixed charges. See “Exhibit 12.1 Computation of ratio of earnings to fixed charges.” We were able to cover this deficiency with cash on hand. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Debt.”

We maintain an inventory of products for which we do not have firm customer orders, which could adversely affect our profit margins and results of operations if prices or sales volumes decline.

Because we maintain substantial inventories of specialty steel products for which we do not have firm customer orders, there is a risk that we will be unable to sell our existing inventory at the volumes and prices we expect. For example, the value of our inventory could decline if the prices we are able to charge our customers decline. In that case, we may experience reduced margins or losses as we dispose of higher-cost products at reduced market prices. For instance, during the fiscal year ended December 31, 2009, we incurred losses of $12.7 million due to strategic inventory liquidation (at prices below our cost) of non-core inventory related primarily to products for the North American natural gas market. Although we did not incur significant losses related to inventory liquidation during the year ended December 31, 2010, there are no assurances this will not occur in the future.

As a distributor, our profitability, margins and cash flows can also be negatively affected if we are unable to sell our inventory in a timely manner. Although we stock inventory based on historical usage patterns and expected demand, market conditions and inventory mix may affect the demand for our inventoried products. If we are unable to sell our inventory in a timely manner, we may incur costs, such as maintenance, insurance and storage costs and property taxes that may reduce our profitability, and we may be required to write-down the value of our slow moving inventory.

Our business is sensitive to economic downturns and adverse credit market conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

Aspects of our business, including demand for and availability of our products, are dependent on, among other things, the state of the global economy and adverse conditions in the global credit markets. Our business has been affected in the past and may be affected in the future by the following ways:

•	our customers may reduce or eliminate capital expenditures as a result of reduced demand from their customers;

•

our customers may not be able to obtain sufficient funding for their capital projects at a reasonable cost as a result of tightening credit markets, which may result in delayed or cancelled projects or maintenance expenditures;

•	our customers may not be able to pay us in a timely manner, or at all, as a result of declines in their cash flows or available credit;

•	we may experience supply shortages for certain products if our vendors reduce production as a result of reduced demand for their products;

•	we may experience tighter credit terms from our vendors, which could increase our working capital needs and potentially reduce our liquidity; and

•	the value of our inventory could decline if the sales prices we are able to charge our customers decline.

As a result of these and other effects, economic downturns such as the one we have recently experienced have adversely affected and could in the future adversely affect our business, financial condition, results of operations and liquidity. For example, sales have declined by approximately 19% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

In addition, market disruptions, such as the recent global economic recession, could adversely affect the creditworthiness of lenders under our ABL Facility. Any reduced availability under our ABL Facility could require us to seek other forms of liquidity through financing in the future and the availability of such financing will depend on market conditions prevailing at that time.

We rely on our steel vendors to meet the required specifications for the steel we purchase from them, and we may have unreimbursed losses arising from our vendors’ failure to meet such specifications.

We rely on our vendors to provide mill certifications that attest to the specifications and physical and chemical properties of the steel products that we purchase from them for resale. We generally do not undertake independent testing of any such steel but rely on our customers or assigned third-party inspection services to notify us of any steel that does not conform to the specifications certified by the mill. We may be subject to customer claims and other damages if steel purchased from our vendors is deemed not to meet quality specifications. These damages could exceed any amounts that we are able to recover from our vendors or under our insurance policies.

Loss of key vendors or reduced product availability could decrease our sales volumes and overall profitability.

For the year ended December 31, 2010, our ten largest vendors accounted for approximately 39% of our total purchases and our single largest vendor accounted for approximately 8% of our total purchases. Consistent with industry practice, we do not have long-term contracts with most of our vendors. Therefore, most of our vendors have the ability to terminate their relationships with us at any time. The loss of any of these vendors could put us at a competitive disadvantage by decreasing the availability or increasing the prices, or both, of products we distribute, which in turn could result in a decrease in our sales volumes and overall profitability.

Significant competition from a number of companies could reduce our market share and have an adverse effect on our selling prices, sales volumes and earnings.

We operate in a highly competitive industry and compete against a number of other market participants, some of which have significantly greater financial, technological and marketing resources than we do. We believe that our ability to compete successfully depends on having access to a broad range of high-performance specialty products, ability to deliver on a quick response basis or in our customers’ desired timeframe, competitive pricing and superior customer service and support. We may be unable to compete successfully with respect to these or other competitive factors. If we are unsuccessful, we could lose market share to our competitors. Moreover, our competitors’ actions could have an adverse effect on our selling prices and sales volume. To compete for customers, we may elect to lower selling prices or offer increased services at a higher cost to us, each of which could reduce our sales volumes, margins and earnings.

The development of alternatives to steel product distributors in the supply chain in the industries in which we operate could cause a decrease in our sales and results of operations and limit our ability to grow our business.

If our customers or manufacturers were to acquire or develop the capability to enable our customers to purchase products directly from our manufacturers in a competitive fashion, it would likely reduce our sales volume and overall profitability. Our vendors also could expand their own local sales forces and inventory stocking capabilities and sell more products directly to our customers. Likewise, customers could purchase from our vendors directly in situations where large orders are being placed and where inventory and logistics support planning are not necessary in connection with the delivery of the products. These and other actions that remove us from, or limit our role in, the distribution chain, could materially adversely affect our business, financial condition and results of operations.

Increases in customer, manufacturer and competitor inventory levels could reduce our sales and overall profitability.

Customer, manufacturer and distributor inventory levels of specialty steel pipe, pipe components, high-grade structural steel products and valves can change significantly from period to period. Increases in our customers’ inventory levels could cause customers to utilize existing inventory rather than purchase new products through us. Any such a reduction in purchases by our customers would likely reduce our sales volume and overall profitability.

During 2009 and the first half of 2010, the markets we serve saw increased inventory levels by other distributors, which caused an oversupply of some steel products and reduced the prices that we are able to charge for our products. Reduced prices, in turn, resulted in reduced margins on some items, adversely affecting our overall profitability. Although we believe inventory levels stabilized during the second half of 2010, there can be no assurances a similar oversupply of market inventory will not occur in the future.

These increased inventory levels and resulting price reductions on some items could continue. Further, after the inventories are reduced and prices rise, the same increased inventories could reoccur at any time. Manufacturer levels of inventory are currently lower than they were before the global recession. However, the levels of manufacturer inventory could increase at any time. Increased levels of manufacturer inventory could cause an oversupply of some steel products in the markets we serve and could reduce the prices that we are able to charge for our products. Reduced prices, in turn, would likely reduce our margins on some items and reduce our overall profitability.

We rely on our information technology systems to manage numerous aspects of our business and customer and vendor relationships, and a disruption of these systems could adversely affect our business, financial condition and results of operations.

We depend on our information technology (“IT”) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems allow us to efficiently purchase products from our vendors, ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunications services, operator negligence, loss of data, security breaches and computer viruses. Any such disruption could adversely affect our competitive position and thereby our business, financial condition and results of operations.

Loss of third-party transportation providers upon which we depend or conditions negatively affecting the transportation industry could increase our costs and disrupt our operations.

We depend primarily upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, piracy, terrorism, shortages of transportation vessels, transportation disruptions or other adverse conditions in the transportation industry, including shortages of truck drivers, disruptions in rail service, closures of shipping routes due to war, insurrection, piracy or terrorism, unavailability of ports and port service for other reasons, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent any of these factors would affect our costs or cause a disruption in our operations.

Our ten largest customers account for a substantial portion of our sales and profits, and the loss of these customers could result in materially decreased sales and profits.

Our ten largest customers accounted for approximately 28% of our total sales for the year ended December 31, 2010. We may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of high-grade steel products, business failure or bankruptcy of the customer or dissatisfaction with our performance. Consistent with industry practice, we do not have long-term contracts with most of our major customers. Our customers with whom we do not have long-term contracts have the ability to terminate their relationships with us at any time. Moreover, to the extent we have long-term contracts with our major customers, these contracts generally may be discontinued with 30 days notice by either party, are not exclusive and do not require minimum levels of purchases. We cannot assure you that we will retain long-term relationships or secure renewals of short-term relationships with our major customers in the future.

We may need additional capital in the future and it may not be available on acceptable terms.

We may require additional capital in the future to do the following:

•	fund our operations;

•	finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;

•	enhance and expand the range of products and services we offer;

•	respond to potential strategic opportunities, such as investments, acquisitions and expansion; and

•	service or refinance our indebtedness.

Additional financing may not be available on terms favorable to us, or at all. The terms of available financing may restrict our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could adversely affect our competitiveness.

Risks generally associated with acquisitions, including identifying and integrating future acquisitions, could adversely affect our growth strategy.

A key element of our growth strategy has been, and is expected to continue to be, the pursuit of acquisitions of other businesses that either expand or complement our global platform. However, we cannot assure you that we will be able to identify additional acquisitions or that we would realize any anticipated benefits from any such acquisitions. Integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers and potentially adverse short-term effects on operating results. Acquired businesses may require a greater amount of capital, infrastructure or other spending than we anticipate. In addition, we may incur debt to finance future acquisitions, which could increase our leverage. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms, if at all. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

War, other armed conflicts or terrorist attacks could materially adversely affect our business.

The continuing armed conflicts in the Middle East, tension between the global community and North Korea and Iran, as well as terrorist attacks have significantly increased political and economic instability in some of the geographic areas in which we operate and could also affect other areas in which we operate. Our operations in the Middle East could be adversely affected by developments in Iraq if armed hostilities, acts of terrorism or other unrest persist, as well as developments in Iran. Acts of terrorism and threats of armed conflict elsewhere in the Middle East and in or around various other geographic areas in which we operate, such as the Caspian Sea region, West Africa, Latin America and Southeast Asia, could also limit or disrupt the markets we serve and our operations. Further hostilities or additional acts of terrorism in these regions could result in the evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on our operations or the markets we serve could materially adversely affect our business.

The moratorium on drilling offshore in the United States, as well as changes in and compliance with restrictions or regulations on offshore drilling in the U.S. Gulf of Mexico and in other areas around the world, has and may continue to adversely affect our business and operating results and reduce the need for our services in those areas.

While the moratorium on drilling offshore in the United States was lifted on October 12, 2010, there is a delay in resuming operations related to drilling offshore in the United States and there is no assurance that operations related to drilling offshore in the United States will reach the same levels that existed prior to the moratorium. Any delay in resuming these activities or the failure of these activities to reach levels that existed prior to the moratorium has and could continue to adversely impact our operating results as the demand for our goods declines. The April 2010 Deepwater Horizon accident in the Gulf of Mexico and its aftermath has resulted in new and proposed legislation and regulation in the United States of the offshore oil and gas industry, which may result in substantial increases in costs or delays in drilling or other operations in the Gulf of Mexico, oil and gas projects becoming potentially non-economic, and a corresponding reduced demand for our services. We cannot predict with any certainty the impact of the moratorium or the substance or effect of any new or additional regulations. If the United States or other countries where we operate enact stricter restrictions on offshore drilling or further regulate offshore drilling or contracting services operations, higher operating costs could result, which could, in turn, diminish demand for our products and services, thereby adversely affecting our business and operating results.

Disruptions in the political and economic conditions of the countries where we operate could adversely affect our business, financial condition and results of operations.

Our operations are subject to risks associated with the political and economic conditions of the countries in which we operate, such as:

•	foreign currency fluctuations and devaluations;

•	regional and local economic conditions;

•	restrictions on the repatriation of income;

•	restrictions on access to markets for periods of time;

•	political instability;

•	unfavorable government policies disrupting purchasing and distribution capabilities;

•	war and civil disturbances; and

•	terrorist attacks.

Some of the international areas in which we operate are politically less stable than other areas. Current political unrest in North Africa and the Middle East may affect our operations in these areas as well as oil and gas markets generally.

With respect to our potential exposure to foreign currency fluctuations and devaluations, as of and for the year ended December 31, 2010, approximately 21% of our total assets and 20% of our sales, respectively, were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material decrease in the value of the U.K. pound relative to the U.S. dollar may have a negative impact on our sales, net income and cash flows. Each one percentage point change in the value of the U.K. pound relative to the U.S. dollar for the year ended December 31, 2010 would have impacted our sales by approximately $1.3 million. Any currency controls implemented by local monetary authorities in countries where we currently operate could adversely affect our business, financial condition and results of operations.

We are also subject to other risks associated with the political and economic conditions of the countries where we operate, including foreign monetary and tax policies, expropriation, nationalization and nullification or modification of contracts. In addition, our ability to compete in international markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Our subsidiaries also may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

Loss of key management or sales and customer service personnel could harm our business.

Our future success depends to a significant extent on the skills, experience and efforts of management, including our President and Chief Executive Officer, Mr. Daniel J. O’Leary. While we have not experienced problems in the past attracting and maintaining members of our management team, the loss of any or all of these individuals could materially adversely affect our business. We do not carry key-man life insurance on any member of management. We must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future. See “Item 10. Directors, Executive Officer and Corporate Governance–Directors and Executive Officers.”

Because of the specialized nature of our products and services, generally only highly qualified and trained sales and customer service personnel have the necessary skills to market our products and provide product support to our customers. These employees develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified sales and customer service personnel could materially adversely affect our business. In addition, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. The actual occurrence of any of these events could appreciably increase our cost structure and, as a result, materially impair our growth potential.

We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could materially adversely affect our business.

As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. These liabilities or claims, if incurred, could be material. Environmental laws and regulations are comprehensive, complex and frequently changing, and may be subject to varying and conflicting interpretations. From time to time, we may be subject to administrative or judicial proceedings or investigations brought by private parties or government agencies with respect to environmental matters. Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens and issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other related matters.

We are subject to workplace safety and employee health laws and regulations that could subject us to significant liabilities and compliance expenditures.

Our operations are subject to laws and regulations governing workplace safety and employee health, including employee exposure to hazardous chemicals in the workplace. These laws and regulations are comprehensive, complex and frequently changing, and may be subject to varying and conflicting interpretations. From time to time, we may be subject to administrative or judicial proceedings or investigations brought by private parties or government agencies with respect to workplace safety and employee health matters.

We could be subject to personal injury, property damage, product liability, warranty and other claims, and environmental claims involving allegedly defective products that we distribute.

The products we distribute are often used in potentially hazardous applications that could result in death, personal injury, property damage, environmental damage, loss of production, punitive damages and consequential damages. Actual or claimed defects in the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, despite our not having manufactured the products alleged to have been defective. Furthermore, applicable law may render us liable for damages regardless of negligence or fault on our part. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Some of these risks may be reduced because we are a distributor of products produced by third-party manufacturers, and so, in certain circumstances we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, we may offer warranty terms that exceed those of the manufacturer or the manufacturer may be financially unable to cover the losses and damages caused by any defective products that it manufactured and we distributed. In addition, our insurance coverage may not be adequate to cover the underlying claims, as our insurance policies do not provide coverage for all liabilities (including liability for certain types of events involving pollution). Finally, the third party manufacturer may be in a jurisdiction where it is impossible to enforce our rights to obtain contribution.

We may not have adequate insurance for potential liabilities.

In the ordinary course of business, we may be subject to various product and non-product related claims, laws and administrative proceedings seeking damages or other remedies arising out of our commercial operations. We maintain insurance to cover our exposure for most claims and losses. However, our insurance coverage is subject to various exclusions, self-retentions and deductibles, may be inadequate or unavailable to protect us fully, and may be canceled or otherwise terminated. Furthermore, we face the following additional risks under our insurance coverage:

•	we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all;

•

we may be faced with types of liabilities that are not covered under our insurance policies, such as damages from environmental contamination or terrorist attacks, and that exceed any amounts we may have reserved for such liabilities;

•	the amount of any liabilities that we may face may exceed our policy limits and any amounts we may have reserved for such liabilities; and

•	we may incur losses resulting from interruption of our business that may not be fully covered under our insurance policies.

Even a partially uninsured claim of significant size, if successful, could materially adversely affect our business, financial condition, results of operations and liquidity. However, even if we successfully defend ourselves against any such claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business.

We are controlled by parties whose interests may not be aligned with the interest of our noteholders.

Funds managed by JCP currently control EM II LP and the general partner of EM II LP. Accordingly, by virtue of the ownership interests of these funds and the terms of the limited partnership agreement of EM II LP, and the limited liability company agreement of the general partner, JCP has significant influence over our management, and the ability to elect the board of directors of the general partner of EM II LP and to determine the outcome of any other matter submitted for partner approval, including the power to determine the outcome of all business transactions, such as mergers, consolidations and the sale of all or substantially all of our assets. The interests of JCP may differ from the interest of our noteholders, and as such JCP may take actions that may not be in the interest of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of JCP might conflict with the interest of our noteholders. In addition, JCP may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to our noteholders. In addition, funds managed by JCP may invest in businesses that are related to or competitive with our business. For example, the oil country tubular goods business is related to, but not competitive with, our business. See “Item 13. Certain relationships and related person transactions.”

Compliance with laws and regulations related to corporate governance and public disclosure will result in additional expenses.

Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, will require a significant amount of management attention and external resources. While we intend to invest all reasonably necessary resources to comply with current and future laws, regulations and standards, this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Potential U.S. tax law changes could increase our U.S. tax expense on overseas earnings which could have a negative impact on our after tax income and cash flow.

President Obama’s Budget of the U.S. government for 2012 indicated that legislative proposals may be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on unrepatriated non-U.S earnings. These reforms include, among other items, a proposal to further limit foreign tax credits and a proposal to defer interest expense deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer interest expense deductions could result in our inability to currently deduct interest expense, including interest expense incurred with respect to the notes. The proposal to defer tax deductions for interest expense allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and at this juncture it is unclear whether these proposed tax revisions will be enacted, or if enacted, what the scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on our after-tax income and cash flow.

Due to the international nature of our business we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, similar worldwide anti-bribery laws, and various international trade and export laws

The international nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti–bribery laws in other jurisdictions generally prohibit U.S. based companies and their intermediaries from making improper payments to non–U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti–bribery laws. We operate in many parts of the world that experience corruption by government officials to some degree, and, in certain circumstances, compliance with anti–bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from a myriad of countries, which geographically stretches our compliance obligations. To help ensure compliance, our anti-bribery policy and training on a global basis provide our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls and procedures will not always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, our management is required to make estimates and assumptions, as of the date of the financial statements, that affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include, among other things:

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated assets and liabilities, including litigation and insurance recoveries/reserves.

Our actual results could differ materially from our estimates. Changes in reported amounts, the effects of those changes and changes in estimate may be recorded in future periods.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on the design and operational effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” We are in the process of documenting and initiating tests of our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We are required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2011. In addition, if we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We may incur asset impairment charges for goodwill and other indefinite lived intangible assets, which would result in lower reported net income (or higher net losses).

Under accounting principles generally accepted in the United States, we are required to evaluate our goodwill and other indefinite lived intangible assets for impairment whenever a triggering event occurs that indicates the carrying value may not be recoverable. Goodwill is also required to be tested at least annually and we have selected January 1 as our annual testing date.

During 2010, we performed an interim goodwill impairment analysis that indicated the book value of goodwill for our Americas and UAE reporting units exceeded the estimated fair value. As a result, we recorded an impairment charge of $62.8 million, which is reflected in the statement of operations for the year ended December 31, 2010. At December 31, 2010, there was no goodwill balance remaining at the Americas and UAE reporting units after this impairment charge and $22.9 million of goodwill remained in our U.K. and Singapore reporting units. In connection with the performance of the interim goodwill impairment analysis, tradenames were also tested for impairment and no impairment was recorded as the fair value of the tradenames exceeds their carrying value at the review date. As of December 31, 2010, we had $11.4 million of tradenames on the consolidated balance sheet.

In assessing the recoverability of our goodwill and other indefinite lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Any significant changes to any of these assumptions or factors could have a material impact on the results of our goodwill impairment analysis. If goodwill is determined to be impaired for any of our reporting units now or in the future, a non-cash charge would be required. Any such charge would result in lower reported net income (or higher net losses).

Changes in the payment terms we receive from our vendors could materially adversely affect our liquidity.

The payment terms we receive from our vendors are dependent on several factors, including our payment history with the vendor, the vendor’s credit granting policies, contractual provisions, our credit profile, industry conditions, our recent operating results, financial position and cash flows and the vendor’s ability to obtain credit insurance on amounts that we owe. Adverse changes in any of these factors, certain of which may not be wholly in our control, may induce our vendors to shorten the payment terms of their invoices, particularly given our high level of outstanding indebtedness. Given the large amounts and volume of our purchases from vendors, a change in payment terms may materially adversely affect our liquidity and our ability to make payments to our vendors, and consequently may materially adversely affect our business, financial condition and results of operations.

Some of our indebtedness is subject to floating interest rates, which would result in our interest expense increasing if interest rates rise.

Although none of our indebtedness was subject to floating interest rates as of December 31, 2010, we have in the past and may in the future have indebtedness subject to floating interest rates under our ABL Facility or otherwise. Accordingly, we may experience a negative impact on earnings as a result of interest rate fluctuation. The actual impact would depend on the amount of floating rate debt outstanding, which fluctuates from time to time. As of December 31, 2010, there were no cash borrowings outstanding under the ABL Facility. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing funds available for operations or other purposes. See “Item 7A. Quantitative and qualitative disclosures about market risk” and “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”

Notwithstanding our current indebtedness levels and restrictive covenants in the agreements governing our indebtedness, we may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

We may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although our ABL Facility and the indenture governing the notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our ABL Facility and the indenture governing the notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Debt.”

Restrictive covenants in the indenture governing the notes, in our ABL Facility and in other agreements governing our other current or future indebtedness could restrict our operating flexibility.

The indenture governing the notes and our ABL Facility contain affirmative and negative covenants that limit our ability and the ability of our subsidiaries to take certain actions. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Our ABL Facility requires us, under certain circumstances, to maintain specified financial ratios and satisfy other financial conditions. Our ABL Facility and the indenture governing the notes restrict, among other things, the ability of us and certain of our subsidiaries to:

•	incur or guarantee additional debt and issue preferred stock;

•	pay dividends or make other distributions, repurchase capital stock or subordinated debt;

•	make certain investments and loans;

•	create liens;

•	engage in sale and leaseback transactions;

•	make material changes in the nature or conduct of our business;

•	create restrictions on the payment of dividends and other amounts to us from subsidiaries;

•	enter into agreements restricting the ability of a subsidiary to make or repay loans to, transfer property to, or guarantee indebtedness of, us or any of our subsidiaries;

•	merge or consolidate with or into other companies;

•	make capital expenditures;

•	transfer or sell assets; and

•	engage in transactions with affiliates.

In addition, our ABL Facility contains other covenants that are typical for credit agreements of its size, type and tenor, such as requirements that we comply, under certain circumstances, with a fixed charge coverage ratio. Furthermore, if we or certain of our subsidiaries experience specific kinds of changes of control, our borrowings under our ABL Facility will become due and payable. The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding indebtedness and could lead to an acceleration of obligations related to the notes and other outstanding indebtedness. Our ability to comply with the provisions of the indenture governing the notes, our ABL Facility and other debt agreements governing other indebtedness we may incur in the future can be affected by events beyond our control and, therefore, we may be unable to meet these ratios and conditions. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Debt.”

Borrowing availability under our ABL Facility is subject to a borrowing base limitation that fluctuates from time to time and is subject to redetermination.

Our borrowing availability under our ABL Facility could decline if the value of our borrowing base (which is calculated based on a percentage of our eligible inventory and accounts receivable) declines, the administrative agent imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. The value of our borrowing base could decline if the value of our eligible inventory or accounts receivable declines, due to economic or market conditions, working capital practices or otherwise. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. If our borrowing availability is less than our outstanding borrowings under the ABL Facility, we would be required to repay borrowings and/ or cash collateralize letters of credit sufficient to eliminate the deficit. Furthermore, if our borrowing availability falls below certain thresholds, the minimum fixed coverage charge ratio covenant under our ABL Facility would be applicable and our ability to utilize our full borrowing availability would be limited by the requirement to maintain the fixed charge coverage ratio at or above 1.25 to 1.00 because any additional borrowings would increase cash interest expense and, all else being equal, decrease our fixed charge coverage ratio. As of the years ended December 31, 2009 and 2010, our ABL Facility fixed charge coverage ratio was below the required minimum fixed charge coverage ratio of 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our failure to satisfy the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, in which case either the administrative agent or the requisite lenders may accelerate the maturity of the ABL Facility and/or terminate the lending commitments thereunder and which could result in a default under and acceleration of our other indebtedness. Our operations are funded, in part, from borrowings under the ABL Facility. If we are unable to continue borrowing under the ABL Facility and if we cannot obtain alternate borrowing sources at commercially reasonable rates, or if we are required to repay debt under the ABL Facility or any other facility, we may not be able to continue our operations without substantial disruptions, or at all.

The rating assigned to the notes may be lowered or withdrawn in the future, which may adversely affect the market price of the notes, increase our borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating. The rating that has been assigned to the notes addresses our ability to perform our obligations under the terms of the notes and credit risks in determining the likelihood that payments will be made when due under the notes. A rating is not a recommendation to buy, sell or hold securities and may be subject to revision, suspension, downgrade or withdrawal at any time. In addition, the credit ratings assigned to us and the notes are limited in scope, do not address all material risks relating to an investment in the notes and reflect only the view of each rating agency at the time the rating is issued. An explanation of the significance of such rating may be obtained from such rating agency. Credit rating agencies continually revise their ratings for companies that they follow. No assurances can be given that a rating will remain constant for any given period of time or that a rating will not be revised, suspended, downgraded or withdrawn entirely by the relevant rating agency if in its judgment circumstances in the future so warrant. We have no obligation to inform holders of the notes of any such revision, suspension, downgrade or withdrawal. Each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes, including any revisions, suspensions, downgrades or withdrawal, with respect to our credit ratings, including any announcement that our ratings are under further review for a downgrade, may affect the market value of the notes, increase our borrowing costs and reduce our access to capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently own or lease facilities in eleven countries: Australia, Brazil, Canada, China, India, Indonesia, Singapore, United Arab Emirates, France, the United Kingdom and the United States. We have representative sales offices in each of these countries. Seventeen of our facilities stock inventory, including eleven in the United States, two in the United Kingdom, two in Canada, one in the United Arab Emirates, and one in Singapore. We also have stocking facilities at one of our customer’s sites in Baku, Azerbaijan and at a third party commercial storage site in Rotterdam, the Netherlands.

We use agents in Abu Dhabi, Brunei, China, India, Indonesia, New Zealand, South Korea, Malaysia, Singapore, Hong Kong and Vietnam, whose properties are neither owned nor leased by us. We have a branch office in Sharjah, United Arab Emirates. We lease residential premises as staff accommodations in the United Arab Emirates. We also have a Bahraini joint venture which operates in Saudi Arabia.

The following table provides a summary of our facilities:

Summary of leased and owned facilities

Location	Building (sq. ft.)	Leased/ Owned	Lease Expiration	Facility description
Company Headquarters
Baton Rouge, Louisiana	17,410	Leased	2013	Office
Western Hemisphere
Houston, Texas	15,788	Leased	2014	Office
Baton Rouge, Louisiana	6,725	Leased	2015	Office/Warehouse
Broussard, Louisiana	4,500	Leased	2012	Office/Warehouse
Charlotte, North Carolina	12,550	Leased	2011	Office/Warehouse/Yard
Calgary, Alberta(1)	425	Leased	2012	Office
Edmonton, Alberta(1)	22,400	Leased	2015	Office/Warehouse
Edmonton, Alberta(1)	NA	Leased	2015	Yard
Henderson, Colorado	2,500	Leased	2013	Office/Warehouse/Yard
Houston, Texas	51,000	Leased	2015	Office/Warehouse/Yard
Houston, Texas(2)	17,750	Leased	2012	Office/Warehouse/Yard
Houston, Texas	22,191	Leased	2013	Office/Warehouse
Houston, Texas	NA	Leased	2015	Yard
Anaheim, California	13,200	Leased	2013	Office/Warehouse

Location	Building (sq. ft.)	Leased/ Owned	Lease Expiration	Facility description
Mulberry, Florida(3)	1,800	Leased	2014	Office
Odessa, Texas	5,000	Leased	2012	Office/Warehouse/Yard
Port Allen, Louisiana (4)	9,500	Owned	N/A	Office/Warehouse/Yard
St. Charles, Illinois	22,000	Leased	2015	Office/Warehouse
St. Louis, Missouri	2,800	Leased	2012	Office/Yard
Conshohocken, Pennsylvania	4,175	Leased	2012	Office
Canonsburg, Pennsylvania	2,443	Leased	2015	Office
Rio de Janeiro, Brazil(1)	1,010	Leased	2012	Office
Eastern Hemisphere(1)
Newbridge, Scotland	210,000	Leased	2030	Office/Warehouse/Yard
Darlington, England	2,000	Owned	N/A	Office
Kirknewton, Scotland	NA	Owned	N/A	Yard
London, England	1,494	Leased	2014	Office
Jakarta, Indonesia	1,250	Leased	2011	Office
Perth, Australia	1,287	Leased	2012	Office
Shanghai, China	1,152	Leased	2011	Office
Paris, France	115	Leased	2011	Office
Tuas, Singapore(5)	167,594	Leased	2038	Office/Warehouse
Tuas, Singapore (6)	71,687	Leased	NA	Office/Warehouse
Jebel Ali, Dubai, UAE	22,041	Leased	2019	Office/Yard
Haryana, India	1,253	Leased	2013	Office

(1)	All non-U.S. facilities are owned or leased by non-guarantor subsidiaries.
(2)	No operations at this time, as location is currently being subleased to a third party.
(3)	This facility and yard was sold in December 2010; however, EMC has entered into a lease to support a small sales office.
(4)	This property is subject to a line securing the notes.
(5)	Represents a new distribution facility in Singapore which was completed in December 2010.
(6)	Represents the old distribution facility in Singapore which was an asset held for sale at December 31, 2010. In January 2011, the distribution facility was sold for $6.2 million and a gain of approximately $1.0 million was recognized at the time of the sale.

ITEM 3.	LEGAL PROCEEDINGS.

There are no current material claims or legal proceedings pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, results of operations or liquidity. However, we are from time to time a party to various claims and legal proceedings related to our business. It is not possible to predict the nature of the claims, the size of the claims, whether the claims as covered by our insurance, or the outcome of these claims and legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common partnership units are privately held and there is no established public trading market for our common partnership units. As of March 24, 2011, there were sixty-nine holders of record of our 209,493 outstanding common partnership units.

Dividend Policy

We have not declared or paid any cash dividends or distributions on our common partnership units during our two most recent fiscal years. Covenants within the agreements governing our ABL Facility and the notes restrict our ability to pay cash dividends and distributions on our common partnership units. Future declaration and payment of cash dividends and distributions, if any, on our common partnership units will be determined in light of factors deemed relevant by our general partner, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. See “Item 7. Management’s discussion and analysis of financial condition and results of operations–Debt.”

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents certain historical consolidated financial data and other data for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010. The information presented below has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following tables set forth, for the periods and dates indicated, our selected historical consolidated financial information.

	Year ended December 31,
(dollars in thousands)	2006(1)	2007	2008	2009	2010
Statement of operations:
Sales	$686,937	$917,657	$1,265,615	$773,323	$627,713
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)(2)	548,744	748,722	997,940	672,595	536,807
Selling, general and administrative expense(3)	60,292	68,310	90,823	70,693	65,256
Depreciation and amortization expense	21,051	22,570	22,559	20,136	20,269
Impairment of goodwill	—	—	—	—	62,805

Total operating expenses	630,087	839,602	1,111,322	763,424	685,137
Income from operations	56,850	78,055	154,293	9,899	(57,424)
Equity in earnings of unconsolidated entity	—	—	—	—	1,029
Other income (expense)(4)	13,345	3,176	(902)	1,447	190
Loss on prepayment of debt	—	(31,385)	—	(7,523)	—
Interest expense, net	(33,822)	(48,301)	(45,040)	(47,085)	(64,208)

Income (loss) before income tax expense (benefit)	36,373	1,545	108,351	(43,262)	(120,413)
Income tax expense (benefit)	12,891	(1,370)	35,124	(22,373)	(22,125)

Net income (loss)	23,482	2,915	73,227	(20,889)	(98,288)
Preferred partnership unit interest and dividend requirement	(4,349)	(1,656)	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	(14)

Net (loss) income available to common partnership interest	$19,133	$1,259	$73,227	$(20,889)	$(98,302)

	As of December 31,
(dollars in thousands)	2006	2007	2008	2009	2010
Balance sheet data:
Cash and cash equivalents	$15,858	$48,457	$41,708	$65,733	$62,478
Net property, plant and equipment	41,116	43,530	42,703	43,342	49,287
Total assets	545,760	709,554	742,086	563,460	464,020
Long-term debt and capital leases	286,546	575,856	518,013	483,503	479,811
Preferred partnership interest included in total partners’ capital(5)	55,067	—	—	—	—
Total partners’ capital (deficit)(6)	98,174	(68,486)	(36,539)	(29,779)	(131,262)

(1)	Our consolidated statement of operations for the year ended December 31, 2006 includes eleven months of consolidated operating results of the MIM Acquisition from February 1, 2006 to December 31, 2006 because such subsidiary’s January 31 fiscal year end was not changed to December 31 until September 30, 2006.
(2)	Cost of sales (exclusive of depreciation and amortization) for the year ended December 31, 2009 includes an inventory write-down of $22.5 million related to selling prices falling below our average cost of inventory in some of the markets we serve, and losses of $12.7 million due to strategic inventory liquidation (at prices below our cost) of non-core inventory related to products primarily for the North American natural gas market.
(3)	Selling, general and administrative expense includes $2.5 million in Recapitalization Transaction related expenses, and $2.0 million of compensation expense related to one-time equity grants for the year ended December 31, 2007. For the years ended December 31, 2007 and 2009, $3.7 million and $3.3 million in accumulated registration costs were expensed within selling, general and administrative expenses, respectively.
(4)	Other income (expense) for the year ended December 31, 2006 includes a $13.2 million foreign exchange gain on U.S. dollar denominated debt held at our U.K. subsidiary with a functional currency of U.K. pounds.
(5)	In connection with the Recapitalization Transaction and subsequent dissolution of Edgen/Murray, L.P., our predecessor holding company, the preferred partnership units were extinguished.
(6)	Total partners’ capital/shareholders’ equity (deficit) as of December 31, 2007 and 2008 reflects reductions in partners’ capital in connection with the Recapitalization Transaction on May 11, 2007. Because the same principals at JCP controlled both Edgen/Murray, L.P. and EM II LP, the entities were considered to be under common control for financial reporting purposes. As a result, fair value purchase accounting has not been applied, which means that we have not recorded the fair value of the acquired assets and assumed liabilities, including goodwill and other intangibles, at the date of the Recapitalization Transaction. Instead, we have maintained the historical carryover basis of the acquired assets and assumed liabilities in accordance with ASC 805, and we have recorded the purchase by EM II LP of the interests held by the partners of Edgen/Murray, L.P. as a distribution in the statement of partners’ capital (deficit) and comprehensive income (loss). This has resulted in a negative balance for total partners’ capital/shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and the related notes to the financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A – Risk Factors for a discussion of the risks, assumptions and uncertainties affecting these statements.

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

Principal Factors Affecting Our Business

Our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and natural gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of customers’ expenditures generally depends on prevailing views of future oil, natural gas, refined products, electric power, petrochemicals, mined products and civil construction supply and demand, which are influenced by numerous factors, including, among others, changes in global economic conditions, changes in oil and natural gas prices, availability of adequate financing or commercially reasonable terms, increasing rates of oil and natural gas production in non-traditional geographies and investment in refining capacity.

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

Reportable segments

We manage our operations in two geographic markets—the Western Hemisphere and the Eastern Hemisphere. We have four reportable segments, which are determined primarily based upon the geographic locations of our operations. Our Western Hemisphere market comprises one of our reportable segments. Our Eastern Hemisphere market is segregated further to derive our reportable segments for that geographic market, which include the U.K. (Europe/West Africa), Singapore (Asia/Pacific), and UAE (Middle East). Our Western Hemisphere segment includes the operations of Brazil which does not meet the quantitative threshold for separate segment disclosure as of or for the year ended December 31, 2010. We include operating expenses of our non-trading entities, including EM II LP, EMGH Limited, Edgen Murray Cayman Corporation and Pipe Acquisition Limited, in General Company expenses.

Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network of locations in the United States and Canada. Thirteen of our Western Hemisphere locations stock inventory for distribution.

Our Eastern Hemisphere operations are headquartered in Newbridge, Scotland and operate through a regional and branch network of locations in Europe, Asia/Pacific, the Middle East and South America. Six locations in the Eastern Hemisphere stock inventory.

Effects of currency fluctuations

As of and for the years ended December 31, 2009 and 2010, approximately 16% and 21%, respectively, of our total assets and approximately 16% and 20%, respectively, of our sales were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our sales, cash flows and net income. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the period, in each case using the noon buying rate as quoted by the Federal Reserve Bank of New York.

From time to time, we also enter into purchase and sales commitments that are denominated in a currency other than the functional currency of one of our operating entities (primarily the Euro and US Dollar). Currency fluctuations can create volatility in earnings and cash flows from period to period. Our practices include entering into foreign currency forward exchange contracts in an effort to minimize foreign currency exposure related to forecasted purchases and sales of certain products. We do not use derivative financial instruments for speculative purposes.

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

Our cost of sales is influenced significantly by the prices we pay our vendors to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with vendors or earned incentives from our vendors. Generally, we are able to pass cost increases on to our customers. However, during certain periods when there are excess inventories, discounting occurs and we are unable to realize full value for our products. Market conditions in the future may not permit us to fully pass through future cost increases or may force us to grant other concessions to customers. An inability to promptly pass through such increases and to compete with excess inventories may reduce our profitability. Our product costs are reduced by vendor discounts and purchase incentives. Payment for our products is typically due to our vendors within 30 to 60 days of delivery.

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

Revenue recognition

Revenue is recognized on product sales when the earnings process is complete, meaning the risks and rewards of ownership have transferred to the customer (typically upon title transfer), and collectability is reasonably assured. Revenue is recorded, net of discounts, customer incentives, value added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed upon terms and conditions by the customer during each period. Shipping and handling costs related to product sales are also included in sales.

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

Inventories

We state our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition, based on purchase cost on a weighted average cost basis. Inventory is written off for obsolete, slow moving or defective items where appropriate. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements. For example, during the years ended December 31, 2009 and 2010, we incurred inventory write-downs of $22.5 million and $0.3 million, respectively, related to selling prices falling below inventory cost.

Goodwill and other intangible assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2009 and 2010, the goodwill and other identifiable intangible assets with indefinite lives balances were $95.0 million and $34.3 million, respectively, representing 16.9% and 7.4% of total assets, respectively.

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

In connection with the preparation of our financial information for the second quarter of 2010, we noted that results of operations for the first half of 2010 continued to remain below the original budget assumptions and operating forecasts for some of our reporting units. We began a process to reforecast our budget assumptions and operating forecasts for the remainder of 2010 and the first quarter of 2011. While we have experienced an increase in sales inquiries and new order bookings since March 2010, the current energy market and overall economic conditions have adversely affected our customer’s commitments and time frames for making capital and maintenance expenditures compared to our original assumptions and forecasts. The continued slow global economic recovery in addition to uncertainty surrounding energy demand and commodity pricing resulted in revised budget assumptions and operating forecasts with a slower future earnings recovery than was previously forecasted. We believe that the revised operating forecasts constituted an interim impairment indicator. Accordingly, we performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with our annual impairment test. The methodology uses a combined discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

This second quarter 2010 interim analysis indicated that our Americas and UAE reporting units failed Step 1 of the impairment test because the book value of each reporting unit exceeded its estimated fair value. We performed Step 2 of the goodwill impairment analysis for these reporting units. The process included among other things a determination of the implied fair value of each reporting unit’s goodwill by assigning the fair value of the reporting unit determined in Step 1 to all of the assets and liabilities of the reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination; to complete the process, we then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. The goodwill impairment charge was estimated at $62.8 million consisting of $55.8 million in the Americas reporting unit and $7.0 million in the UAE reporting unit, and was reflected in our statement of operations for the second quarter 2010. The goodwill impairment charge recognized during the second quarter of 2010 was finalized during the third quarter of 2010 and the amount of the impairment did not differ from the initial estimate. The goodwill impairment charge did not impact our liquidity position, debt covenants or cash flows.

At December 31, 2010, our $22.9 million goodwill balance is related to our U.K. and Singapore reporting units which is included within General Company for segment reporting purposes. As of January 1, 2011, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value including goodwill. The annual goodwill impairment test supported that the fair value of our U.K. and Singapore reporting units exceeded the carrying value by at least 30% and that the goodwill on our consolidated balance sheet at that date was not impaired.

In connection with our January 1, 2011 annual goodwill impairment test, we performed a sensitivity analysis on the projected results for our U.K. and Singapore reporting units. For this analysis, we assumed that revenue attributable to goodwill for each individual reporting unit decreased an additional 20% from our projections while all other factors remained constant, and no impairment was identified. Additionally, we assumed an increase in the relevant discount rate of 100 basis points while all other factors remain constant, and no impairment was identified.

We will continue to monitor all events and circumstances that would potentially affect the fair value of our U.K. and Singapore reporting units. Events or circumstances which could indicate a potential impairment include, but are not limited to: further declines and volatility in oil and natural gas demand and prices, possible regulatory limitations on drilling and production activity, and further deterioration of the ability of our customers to obtain appropriate financing for energy infrastructure projects.

In connection with performing the goodwill impairment analysis as of June 30, 2010 and as of January 1, 2011, tradenames were also tested; the fair value of the tradenames exceeded their carrying value. As a result, no impairment was identified during 2010.

Long-lived assets

We assess the impairment of long-lived assets, including property, plant and equipment and finite-lived other identifiable intangible assets such as customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. We also estimate the useful lives of other finite-lived intangible assets based on estimates of the economic benefit expected to be received from the acquired assets which could differ from actual results. These estimates can be significantly affected by future changes in market conditions, the capital spending decisions of our customers and inflation. For example, a one year reduction in the useful lives of customer relationship intangible assets, our largest long-lived asset which is amortized over approximately seven years, would have reduced operating income and net income by $2.0 million and $1.4 million, respectively, for the year ended December 31, 2010.

In connection with the preparation of financial information in the second quarter 2010 and our conclusion that the revised operating forecasts constitute an interim impairment indicator, we tested our long-lived assets, including customer relationships and noncompetition agreements, for impairment and the fair value of the assets exceeded their carrying amounts. No impairment of these long-lived assets was identified in 2010.

At December 31, 2009 and 2010, our long-lived assets were $88.9 million and $78.6 million, respectively, representing 15.8% and 16.9%, respectively, of total assets.

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

For unit options granted in July 2010 and December 2010, the fair value of unit options was calculated as $69.26 per unit option using the Black-Scholes pricing model with an exercise price of $1,000 per unit, a risk-free interest rate of 1.87%, an expected volatility of 50.0% and an expected term of 6.5 years.

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

At December 31, 2010, a valuation allowance of $11.5 million was recorded against deferred tax assets and state net operating loss carryforwards (“NOL’s”) because we believe it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOL’s during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOL’s are set to expire beginning in 2021 through 2030.

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

In accordance with the provisions of Income Taxes, ASC Topic 740, (“ASC 740”), we had unrecognized tax benefits of $1.0 million at December 31, 2010. There were no unrecognized tax benefits at December 31, 2009.

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

Interest rate risk. Prior to the extinguishment of our first and second lien term loans on December 23, 2009, we concluded that the interest rate swaps and collar we entered into qualified as cash flow hedges under the provisions of ASC 815. The swaps and collar were considered substantially effective, with ineffectiveness, if any, charged to the consolidated statements of operations in the period assessed as ineffective. Gains and losses related to the interest rate swaps, net of related tax effects were reported as a component of accumulated other comprehensive income (loss), and upon the repayment of the term loans, the underlying hedge exposure ceased to exist and deferred losses of $7.5 million were recognized as interest expense in the statement of operations for the year ended December 31, 2009. Net settlements occurred quarterly concurrent with interest payments made on the underlying debt. Under the interest rate swap contracts the settlements are the net difference between the fixed rates payable and the floating rates receivable during the quarter. Prior to the extinguishment of the term loans, the settlements were recognized as a component of interest expense in the consolidated statement of operations. Subsequent to the extinguishment of the term loans, the settlements were recognized as a component of other income (expense) in the statement of operations. At December 31, 2010, there were no interest rate derivatives outstanding.

Currency exchange rate risk. We also hedge against foreign currency exchange rate risk, on a case by case basis, using a series of forward contracts to protect against the exchange risk inherent in our transactions denominated in foreign currencies. The majority of the forward contracts are economic hedges, but from time to time we have forward contracts that meet the designation of a cash flow hedge as defined by ASC 815. For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in “Other comprehensive income (loss)” in the consolidated statement of partners’ capital (deficit) and comprehensive income (loss). These amounts are subsequently recognized in cost of sales in the consolidated statements of operations in the same period when the underlying transaction impacts the consolidated statements of operations. This recognition generally will occur over periods of less than one year. The ineffective portion of the change in fair value (arising from the change in the value of the forward points or a mismatch in terms) is recognized in the period incurred and are recognized in selling, general and administrative expenses in the consolidated statements of operations.

Equity in earnings of unconsolidated entity. On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10.0 million in exchange for 14.5% of the common equity of Bourland & Leverich Holding Company LLC (“B&L”), a distributor of oil country tubular goods. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Equity method investments are included in Investment in Unconsolidated Entity on the consolidated balance sheets. Earnings from this investment are recorded in Equity in earnings of unconsolidated entity in the consolidated statements of operations. At December 31, 2010, the investment in B&L was $10.8 million. Income from the investment in B&L for the year ended December 31, 2010 was $1.0 million for the period from the initial investment on August 19, 2010 through December 31, 2010.

Related person transactions

From time to time, we engage in transactions with our affiliates, including JCP. These transactions include, among others, equity and debt financing transactions. For more information about these transactions see “Item 13. Certain relationships and related transactions, and director independence.”

Results of Operations

Overview

2010 was one of the most difficult operating environments in our history. The unstable financial markets of 2009 continued to create uncertainty around credit availability for our customers and as a result, through much of 2010 capital expenditures continued to be reduced and/or deferred. Also, lower customer operating levels because of reduced demand as a result of the worldwide economic recession curtailed maintenance and repair expenditures. The reduction in demand depressed steel prices; gross profit margins were also negatively affected as competitors slashed prices to reduce inventories and to seek any business opportunities that were available.

The operating conditions noted above adversely affected our 2010 financial results, particularly in the first half of the year; after a slow start our financial results were characterized by improving sales inquiries and new order bookings, but with significant volume fluctuations from month to month. We also experienced a product demand and sales mix shift from our higher margin products, including alloy pipe and pipe components and large diameter high yield carbon pipe generally associated with midstream energy infrastructure projects, to lower margin products, including smaller diameter carbon pipes, particularly in North America. We believe this shift has, to a large extent, been driven by an increase in drilling and production activity related to shale natural gas.

Year ended December 31, 2009 compared to the year ended December 31, 2010

The following table compares sales and income (loss) from operations for the year ended December 31, 2009 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful for increases or decreases greater than 200%.

	Year ended December 31,
(millions, except percentages)	2009	2010	% Change
Sales
Western Hemisphere	$508.0	$397.9	(21.7)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	133.3	129.6	(2.8)%
• Singapore (Asia/Pacific)	120.7	76.5	(36.6)%
• UAE (Middle East)	37.0	31.3	(15.4)%

Total Eastern Hemisphere	291.0	237.4	(18.4)%
Eliminations	(25.7)	(7.6)

Total	$773.3	$627.7	(18.8)%

Income (loss) from operations
Western Hemisphere	$2.9	$(56.9)	NM
Eastern Hemisphere
• U.K. (Europe/West Africa)	19.1	18.0	(5.8)%
• Singapore (Asia/Pacific)	12.7	5.3	(58.3)%
• UAE (Middle East)	(6.3)	(1.4)	77.8%

Total Eastern Hemisphere	25.5	21.9	(14.1)%
General Company	(18.5)	(22.4)	21.1%

Total	$9.9	$(57.4)	NM

Income (loss) from operations as a % of sales
Western Hemisphere	0.6%	(14.3)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	14.3%	13.9%
• Singapore (Asia/Pacific)	10.5%	6.9%
• UAE (Middle East)	(17.0)%	(4.5)%
Total Eastern Hemisphere	8.8%	9.2%
Total	1.3%	(9.2)%

Sales

For the year ended December 31, 2010, our consolidated sales decreased $145.6 million, or 18.8%, to $627.7 million compared to the year ended December 31, 2009. The decrease in sales reflects the effects of the global economic downturn and the associated spending cuts by our customers in all segments of the energy industry—upstream, midstream and downstream— which impacted our results during the last two quarters of 2009 and throughout 2010. Because of our customers focus on preserving cash during an uncertain economic recovery, both new project expenditures and routine maintenance and repair expenditures were negatively affected. Lower demand also negatively affected selling prices. Sales for the year ended December 31, 2009 also reflect a strong order backlog at December 31, 2008 of approximately $339 million which drove sales volumes, higher gross profits and margins into the first half of 2009. As a result of improving market conditions, sales backlog was approximately $212 million at December 31, 2010 compared to sales backlog of approximately $144 million at December 31, 2009.

For the year ended December 31, 2010, sales in our Western Hemisphere market decreased $110.1 million, or 21.7%, to $397.9 million compared to the year ended December 31, 2009. The decrease in Western Hemisphere sales was primarily the result of lower demand from our customers in the downstream petrochemical market and from the absence of large natural gas transportation projects. Additionally, our sales mix shifted from higher margin products, including alloy pipe and pipe components and large diameter carbon pipe products associated with infrastructure projects, to smaller diameter pipe, valve and fitting products which generally have lower selling prices and margins.

For the year ended December 31, 2010, sales in our Eastern Hemisphere market decreased $53.6 million, or 18.4%, to $237.4 million compared to the year ended December 31, 2009. This decrease is primarily the result of a decline in offshore oil and natural gas structure construction in our Singapore segment. We also experienced a significant drop in selling prices across all of our Eastern Hemisphere segments as market inventories and short mill lead times created a competitive pricing environment.

For the year ended December 31, 2009 and 2010, 77% and 82%, respectively, of our consolidated sales were from oil and natural gas industry customers, and our top ten customers represented 26% and 28%, respectively, of our consolidated sales in each of the periods. No single customer represented more than 10% of consolidated sales for the years ended December 31, 2009 and 2010.

Income (loss) from operations

For the year ended December 31, 2010, our consolidated income from operations decreased $67.3 million to an operating loss of $57.4 million compared to operating income of $9.9 million for the year ended December 31, 2009. The decrease in operating income was primarily the result of a goodwill impairment charge of $62.8 million, before taxes, and to a lesser extent, reduced sales volumes and lower sales prices as described above. Gross margins for the year ended December 31, 2009 were adversely impacted by a sharp decline in product prices which resulted in significant inventory valuation write-downs during the period. Selling, general and administrative expenses for the year ended December 31, 2009 included $3.2 million of initial public offering expenses written off in the period. No similar charge occurred for the year ended December 31, 2010.

For the year ended December 31, 2010, income from operations for our Western Hemisphere market decreased $59.8 million to an operating loss of $56.9 million compared to the year ended December 31, 2009. This decrease in operating income was primarily the result of a goodwill impairment charge of $55.8 million, before taxes, and to a lesser extent, lower sales volume and prices.

For the year ended December 31, 2010, income from operations for our Eastern Hemisphere market decreased $3.6 million, or 14.1%, to $21.9 million compared to the year ended December 31, 2009. This decrease in income from operations was primarily the result of lower selling prices across all Eastern Hemisphere markets, partially offset by improving market conditions in our Middle East segment where sharp declines in inventory prices led to significant valuation write-downs during 2009.

For the year ended December 31, 2010, operating loss for General Company increased $3.9 million, or 21.1%, to $22.4 million compared to the year ended December 31, 2009. For the year ended December 31, 2010, General Company expenses includes a $7.0 million goodwill impairment charge related to the UAE reporting unit; goodwill and other intangibles are allocated to the Eastern Hemisphere reporting units for goodwill impairment testing purposes based on their relative fair values at December 16, 2005, the acquisition date. For the year ended December 31, 2009, General Company expenses include the expensing of accumulated initial public offering costs of $3.2 million. General Company expenses normally consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses were consistent for both periods.

Equity in earnings of unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Income from the B&L investment for the period August 19, 2010 through December 31, 2010 was $1.0 million and is included in equity in earnings of unconsolidated entity on the consolidated statement of operations.

Interest expense, net

Interest expense, net, for the year ended December 31, 2010 increased $17.1 million, or 36.3%, to $64.2 million compared to the year ended December 31, 2009. The overall increase in interest expense, net, for the year ended December 31, 2010 was primarily the result of higher period interest rates on our $465 million 12.25% EMC senior secured notes issued on December 23, 2009 compared to interest rates on the $500 million term loans outstanding during the year ended December 31, 2009.

Income tax expense (benefit)

Income tax benefit was $22.1 million for the year ended December 31, 2010, compared to income tax benefit of $22.4 million for the year ended December 31, 2009. The income tax benefit for the year ended December 31, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in our Western Hemisphere market offset by taxable income and lower statutory income tax rates in our Eastern Hemisphere market. In addition, for the year ended December 31, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62.8 million for which $29.9 million was related to non-deductible goodwill and $9.0 million related to recording a valuation allowance against certain deferred tax assets.

At December 31, 2010, a valuation allowance of $11.5 million was recorded against deferred tax assets and state net operating loss carryforwards as we believe it is more likely than not that the future income tax benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state NOLs during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are set to expire beginning in 2021 through 2030.

Year ended December 31, 2008 compared to the year ended December 31, 2009

The following tables compare sales and income (loss) from operations for the years ended December 31, 2008 and 2009. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year ended December 31,
(millions, except percentages)	2008	2009	% Change
Sales
Western Hemisphere	$859.4	$508.0	(40.9)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	167.1	133.3	(20.2)%
• Singapore (Asia/Pacific)	158.4	120.7	(23.8)%
• UAE (Middle East)	117.6	37.0	(68.5)%

Total Eastern Hemisphere	443.1	291.0	(34.3)%
Eliminations	(36.9)	(25.7)

Total	$1,265.6	$773.3	(38.9)%

Income (loss) from operations
Western Hemisphere	$115.3	$2.9	(97.5)%
Eastern Hemisphere
• U.K. (Europe/West Africa)	27.8	19.1	(31.3)%
• Singapore (Asia/Pacific)	21.8	12.7	(41.7)%
• UAE (Middle East)	6.9	(6.3)	(191.3)%

Total Eastern Hemisphere	56.5	25.5	(54.9)%
General Company	(17.5)	(18.5)	5.7%

Total	$154.3	$9.9	(93.6)%
Income from operations as a % of sales
Western Hemisphere	13.4%	0.6%
Eastern Hemisphere
• U.K. (Europe/West Africa)	16.6%	14.3%
• Singapore (Asia/Pacific)	13.8%	10.5%
• UAE (Middle East)	5.9%	(17.0)%
Total Eastern Hemisphere	12.8%	8.8%
Total	12.2%	1.3%

Sales

For the year ended December 31, 2009, our consolidated sales decreased 38.9% to $773.3 million from our record sales of $1,265.6 million for the year ended December 31, 2008. The decrease in sales reflects the overall economic slowdown and our customers’ reluctance to commit to capital expenditures because of uncertainties surrounding future oil and natural gas demand and prices. In addition to lower volumes, sales prices were also negatively impacted by excessive market and producer price reductions, particularly on commodity steel and natural gas transmission products.

For the year ended December 31, 2009, sales in our Western Hemisphere market decreased $351.4 million, or 40.9%, to $508.0 million compared to the year ended December 31, 2008. The decrease in Western Hemisphere sales was primarily the result of reduced sales volume and lower selling prices to customers in the upstream oil and natural gas, and natural gas transmission business and, to a lesser extent, a decline in MRO business.

For the year ended December 31, 2009, sales in our Eastern Hemisphere market decreased $152.1 million, or 34.3%, to $291.0 million compared to the year ended December 31, 2008. This decrease is primarily the result of postponements and cancellation of offshore oil and natural gas structure construction, and a severe drop in general construction demand in the Middle East. In addition, total Eastern Hemisphere sales were adversely affected by unfavorable foreign exchange rate movements between the U.S. dollar and the U.K. pound which resulted in a 16% decline in the U.S. dollar value of United Kingdom sales.

For the years ended December 31, 2008 and 2009, 61% and 77%, respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented 26% of our consolidated sales in each of the respective periods. No single customer represented more than 10% of consolidated sales for the years December 31, 2008 and 2009.

Income (loss) from operations

For the year ended December 31, 2009, our consolidated income from operations decreased $144.4 million, or 93.6%, to $9.9 million compared to the year ended December 31, 2008. The decrease was primarily the result of reduced sales volume and lower gross profit and margins, partially offset by a decrease in selling, general and administrative expenses. During the first half of the year ended December 31, 2009, we sold high cost inventory into a declining price market that significantly reduced our gross margins. Our year ended December 31, 2009 gross profit and margins also include inventory valuation write-downs of approximately $22.5 million; these write-downs occurred primarily in our Western Hemisphere segment in the first nine months of 2009. In the fourth quarter of 2009 we began to see inventory market values stabilize. Additionally, for the year ended December 31, 2009, losses of approximately $12.7 million were incurred due to certain strategic inventory liquidation sales at prices below our cost of certain products. For the year ended December 31, 2009, selling, general and administrative expenses were $20.1 million, or 22.0% lower compared to the year ended December 31, 2008. Included in selling, general and administrative expenses for the year ended December 31, 2009 are $3.3 million of initial public offering expenses. The reduction in selling, general and administrative expense reflects our highly variable cost structure with about 54% of our expenses personnel-related. For the year ended December 31, 2009, we reduced our workforce by approximately 80 employees or 15%. Further, throughout our workforce, employees have a significant portion of compensation tied to profitability. Because of lower profitability levels in 2009, our compensation expense has declined.

For the year ended December 31, 2009, income from operations for our Western Hemisphere market decreased $112.4 million, or 97.5%, to an operating income of $2.9 million compared to the year ended December 31, 2008. This decrease in income from operations was primarily the result of lower sales volume, inventory valuation adjustments and strategic inventory liquidation sales as described above, partially offset by a reduction in selling, general and administrative expenses.

For the year ended December 31, 2009, income from operations for our Eastern Hemisphere market decreased $31.0 million, or 54.9%, to $25.5 million compared to the year ended December 31, 2008. This decrease in income from operations was primarily the result of lower sales volume, particularly in the Middle East market, and, to a lesser extent, lower gross margins. The decrease in gross profit was partially offset by a reduction in selling, general and administrative expenses. For the year ended December 31, 2009, selling, general and administrative expenses in our Eastern Hemisphere segments decreased $9.5 million, or 32.2%, compared to the year ended December 31, 2008.

For the year ended December 31, 2009, operating loss for General Company increased $1.0 million, or 5.7%, to $18.5 million compared to the year ended December 31, 2008. General Company expenses primarily consist of amortization expenses related to MIM Acquisition identified intangible assets. For the year ended December 31, 2009, operating loss for General Company also includes the expensing of accumulated initial public offering costs of $3.3 million.

Other income (expense)

Other income (expense) for the year ended December 31, 2009 of $1.4 million was primarily attributable to unrealized currency exchange gains of $1.0 million on cash balances denominated in foreign currencies. This compares to $0.9 million of other expense for the year ended December 31, 2008.

Loss on prepayment of debt

Loss on prepayment of debt of $7.5 million for the year ended December 31, 2009 was the result of the write-off of deferred financing costs as a result of the repayment of our first and second lien term loans on December 23, 2009.

Interest expense, net

Interest expense, net for the year ended December 31, 2009 increased $2.0 million, or 4.5%, to $47.1 million compared to the year ended December 31, 2008. The increase in interest expense, net was primarily the result of a $7.5 million deferred loss recognized on interest rate derivatives for which the underlying hedge no longer exists as a result of the repayment of our first and second lien term loans on December 23, 2009. The overall increase in interest expense, net was offset by lower period interest rates and reduced borrowings under our ABL Facility.

Income tax expense (benefit)

Income tax benefit was $22.4 million for the year ended December 31, 2009, compared to income tax expense of $35.1 million for the year ended December 31, 2008. The income tax benefit for the year ended December 31, 2009 reflects the pre-tax loss from operations and includes the reversal of prior year tax provisions established with respect to foreign earnings repatriation to the United Kingdom. In 2009, the United Kingdom changed its income tax laws and exempted foreign earnings repatriation from U.K. taxation. The income tax expense for the year ended December 31, 2008 reflects the taxable income generated from operations at an effective tax rate of approximately 32.4%.

Liquidity and capital resources

We finance our operations principally through cash flows generated from operations and from borrowings under our ABL Facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide adequate working capital. In addition, we may need capital to fund strategic business acquisitions or investments. Our primary source of acquisition funds has historically been the issuance of debt securities, preferred and common equity and cash flows from operations.

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

At December 31, 2009 and 2010, our total indebtedness, including capital leases, was $483.5 million and $479.8 million, respectively. At December 31, 2009 and 2010, there were no borrowings outstanding under our ABL facility and EM FZE local credit facility. During the year ended December 31, 2010 our maximum utilization under the ABL facility was $33.6 million. At December 31, 2010, we had approximately $80.8 million available for borrowings under our ABL Facility, net of reserves, and net of $22.1 million of outstanding letters of credit and guarantees. However, our borrowing availability at December 31, 2010 or any other point in time may not reflect our borrowing availability at any subsequent point in time because borrowing availability depends, in part, on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. In addition, during periods of low borrowing availability when our ABL fixed charge coverage ratio applies, our ability to utilize our full borrowing availability is limited by the requirement to maintain the ABL fixed charge coverage ratio at or above 1.25 to 1.00 because any additional borrowings would increase cash interest expense and, all else being equal, decrease our ABL fixed charge coverage ratio. See “Item 7. Management’s discussion and analysis of financial condition and results of operations – Debt”. At December 31, 2010, our ABL fixed charge coverage ratio was below 1.25 to 1.00. At December 31, 2010, there was approximately $11.1 available for borrowing under our EM FZE local credit facility, net of $0.9 million of outstanding letters of credit and guarantees. At December 31, 2009 and 2010, cash and cash equivalents was $65.7 million and $62.5 million, respectively.

As of December 31, 2010, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Statement of cash flow data

	Year ended December 31,
(dollars in millions)	2008	2009	2010
Cash flows provided by (used in) activities:
Operating	$53.8	$91.9	$30.2
Investing	(12.3)	(8.0)	(26.8)
Financing	(42.4)	(59.9)	(5.6)

Year ended December 31, 2009 compared to year ended December 31, 2010

Operating activities. Net cash inflows from operating activities were $30.2 million for the year ended December 31, 2010 compared to net cash inflows of $91.9 million for the year ended December 31, 2009. The decrease in cash flows from operations was primarily the result of an increase in net loss partially offset by non-cash operating expenses and reduced working capital requirements. The $62.8 million goodwill impairment charge recorded in the second quarter of 2010 did not impact our liquidity position, debt covenants or cash flows.

Investing activities. Net cash outflows from investing activities were $26.8 million for the year ended December 31, 2010 compared to net cash outflows of $8.0 million for the year ended December 31, 2009. Cash outflows from investing activities of $26.8 million for the year ended December 31, 2010 includes the $10.0 million investment in B&L, $14.0 million of capital primarily related to the expansion of our Singapore and Middle East warehouse facilities, and a $4.0 million earn-out payment made to the former owners of PetroSteel International L.P. and PetroSteel International LLC (“PetroSteel”) as required by the purchase agreement. Cash outflows of $8.0 million for the year ended December 31, 2009 include a $4.0 million earn-out payment to the former owners of PetroSteel and $2.0 million of capital expenditures for routine improvement of warehouse facilities and machinery and equipment.

Financing activities. Net cash outflows from financing activities were $5.6 million during the year ended December 31, 2010 compared to net cash outflows of $59.9 million for the year ended December 31, 2009. Cash outflows from financing activities of $5.6 million for the year ended December 31, 2010 include payments associated with capital leases and with a $4.0 million note payable to the former owners of PetroSteel. Cash outflows from financing activities of $59.9 million for the year ended December 31, 2009 include $498.2 million of payments associated with the ABL Facility and the term loans, $9.0 million of repayments of managed cash overdrafts and short-term loans, $13.3 million of deferred financing costs, and $460.6 million of proceeds from the issuance of the notes.

Year ended December 31, 2008 compared to year ended December 31, 2009

Operating activities. Net cash inflows from operating activities were $91.9 million for the year ended December 31, 2009 compared to net cash inflows of $53.8 million for the year ended December 31, 2008. The increase in cash flows from operations was primarily the result of a decrease in net cash required for working capital, partially offset by lower net income. Historically, lower sales results in cash collection in the short term as our working capital requirements shrink.

Investing activities. Net cash outflows from investing activities were $8.0 million for the year ended December 31, 2009 compared to net cash outflows of $12.3 million for the year December 31, 2008. Cash outflows from investing activities of $8.0 million for the year ended December 31, 2009 include a $4.0 million earn-out payment to the former owners of PetroSteel and $2.0 million of capital expenditures for routine improvement of warehouse facilities and machinery and equipment. Cash outflows of $12.3 million for the year ended December 31, 2008 include capital expenditures of $8.4 million and a $4.0 million earn-out payment to the former owners of PetroSteel.

Financing activities. Net cash outflows from financing activities were $59.9 million during the year ended December 31, 2009 compared to net cash outflows of $42.4 million for the year ended December 31, 2008. Cash outflows from financing activities of $59.9 million for the year ended December 31, 2009 include $498.2 million of payments associated with the ABL Facility and the term loans, $9.0 million repayments of managed cash overdrafts and short-term loans, $13.3 million of transaction costs, and $460.8 million of proceeds from the issuance of the notes. Cash outflows from financing activities for the year ended December 31, 2008 include net principal payments associated with the ABL Facility, the first and second lien term loans, and to a lesser extent, managed cash overdrafts and short-term loans.

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

Actual borrowing availability for each subsidiary fluctuates from time to time because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. As a result, our borrowing availability at any one point in time may not reflect our borrowing availability at any subsequent point in time. Subject to sublimits, the subsidiaries may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees and letters of credit as defined by the ABL Facility.

Revolving borrowings under our ABL Facility bear interest at variable rates of Alternate Base Rate, Adjusted LIBOR, Banker’s Acceptance Rate, U.K. Base Rate, Canadian Prime Rate, or Singapore Base Rate, in each case plus a percentage spread that varies from 0.50% to 2.50% based on the type of borrowing and our average borrowing availability.

The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Singapore sub-facility is guaranteed by EM Cayman, EMGH, Pipe Acquisition Ltd, EM Europe, EM Canada and EM Singapore. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of the borrowers and of the guarantors under the ABL Facility.

Pursuant to the terms of an intercreditor agreement, the security interest in the working capital collateral that secures the notes and related guarantees described below is contractually subordinated to the liens securing the ABL Facility and related guarantees.

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

As of December 31, 2010, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit totaled $22.1 million, which consisted of letters of credit outstanding for EMC, EM Europe and EM Singapore of $18.5 million, $0.5 million, and $3.1 million, respectively. EMC’s outstanding letter of credit balance includes a $12.0 million letter of credit issued to support the local credit facility of EM FZE. Total remaining borrowing availability, net of reserves, under the ABL Facility at December 31, 2010 and 2009 was $80.8 million and $93.9 million, respectively, based on the value of our borrowing base at that date.

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $25.0 million, or the sum of EMC and EM Canada availability is less than $15.0 million until the date that both aggregate availability is greater than $30.0 million and the sum of EMC and EM Canada availability is greater than $20.0 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. As of the years ended December 31, 2009 and 2010, our ABL Facility fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base (which is calculated based on a percentage of our eligible inventory and accounts receivable) declines, the administrative agent imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

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

EM FZE Local Facility. EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. At December 31, 2010 and 2009, respectively, EM FZE had the ability to borrow up to $12.0 million and $5.0 million because the facility was secured by a letter of credit in the amount of $12.0 million and $5.0 million issued under our ABL Facility. At December 31, 2010, borrowings on the local facility bear interest at the prevailing London Interbank Offered Rate plus a margin of 2.0%. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used to support the trade activity of EM FZE. At December 31, 2010 and 2009, there was approximately $0.9 million and $0.7 million, respectively, in letters of credit and bank guarantees issued under the local credit facility. Availability under the local credit facility was $11.1 million and $4.3 million at December 31, 2010 and 2009, respectively. As of December 31, 2009 and 2010, there were no cash borrowings under the local facility.

Note Payable to Sellers of PetroSteel. In connection with the PetroSteel acquisition, EMC issued a three-year, $4.0 million subordinated note to the sellers of PetroSteel, with principal and interest due May 2010. The note accrues interest at a rate of 8% per annum compounded annually. In May 2010, the note payable to the sellers of PetroSteel, including accrued interest of $1.0 million was paid in full.

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

EM II LP and each of its future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary fully and unconditionally guarantee the notes on a joint and several basis. The notes and the note guarantees are secured by first-priority liens, subject to permitted liens, in the issuer’s and the guarantors’ principal U.S. assets (other than cash and cash equivalents, inventory, accounts receivable, deposit and securities accounts, other personal property relating to such inventory, accounts receivable, deposit and securities accounts and all proceeds therefrom pledged by the issuer and the guarantors, in each case now owned or hereafter acquired, all of which constitute collateral for our ABL Facility on a first-priority basis, and other than excluded assets), including material real property, fixtures and equipment, intellectual property and capital stock of EM II LP’s restricted subsidiaries (which, in the case of non-U.S. subsidiaries, is limited to 65% of the voting stock of each first-tier non-U.S. subsidiary). The notes and guarantees are also secured by second-priority liens, subject to permitted liens, in the issuer’s and the guarantors’ assets securing the ABL Facility on a first-priority basis (other than excluded assets).

All of the subsidiaries that constitute the reportable segments of our Eastern Hemisphere market, and one of the subsidiaries that constitutes our Western Hemisphere reportable segment (EM Canada), are non-U.S. subsidiaries and, therefore, do not guarantee the notes. The notes and the guarantees are structurally subordinated to all existing and future indebtedness, including under our ABL Facility and the guarantees thereof and trade payables, of our non-guarantor subsidiaries. EM II LP and each of its future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of the issuer or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary, will fully and unconditionally guarantee the notes on a joint and several basis. Currently, there are no subsidiary guarantors.

Newbridge, Scotland facility lease. In connection with the Company’s acquisition of Murray International Metals Ltd. on December 16, 2005, EM Europe sold land, an office building and two warehouses at its Newbridge location for $23.0 million, less fees of approximately $0.3 million. Concurrent with the sale, EM Europe entered into an agreement to lease back all of the sold property for an initial lease term of 25 years. Under the lease agreement, the initial term will be extended for two further terms of ten years each unless cancelled by EM Europe. The lease is being accounted for as a capital lease because the net present value of the future minimum lease payments exceed 90% of the fair value of the leased asset. The lease requires an annual rental payment which is subject to adjustment based on the U.K. consumer price index on the fifth anniversary of the inception of the lease and every two years thereafter, and payment of customary operating and repair expenses. Pipe Acquisition Limited entered into a guarantee in respect of the obligations of EM Europe under the lease.

In December 2010, the annual rental payments were increased to £1.4 million, or $2.1 million (at December 31, 2010 exchange rates) based on the U.K. consumer price index. Annual rental payments were £1.2 million, or $1.9 million at December 31, 2009. As a result, the capitalized lease asset and related capital lease liability were increased by £1.0 million, or $1.6 million (at December 31, 2010 exchange rates).

Recent accounting pronouncements

New accounting standards—From time to time, new accounting pronouncements are issued by the FASB which are adopted by us as of the specified effective date.

Revenue Recognition, ASC Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. In October 2009, the FASB issued guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued Business Combinations, ASU Topic 805: Disclosure of Supplementary Pro Forma Information forBusiness Combinations—A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We will be required to apply this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Off-balance sheet arrangements

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

As of December 31, 2010 and 2009, we had $23.0 million and $20.4 million of letters of credit outstanding, respectively. As of December 31, 2010 and 2009, we had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $16.9 million and $39.8 million, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at December 31, 2010 and 2009, were $14.9 million and $31.0 million, respectively, for which no commitment extended beyond one year.

Commitments and contractual obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following tables as of December 31, 2010. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligations. These maturities may differ significantly from the actual maturities of these obligations.

	Payments due by period ending December 31,
(dollars in millions)	2011	2012 and 2013	2014 and 2015	2016 and thereafter	Total
Contractual obligations—
Senior secured notes(1)	$56.7	$113.9	$550.4	$—	$721.0
Capital lease(2)	2.1	4.3	4.3	31.8	42.5
Operating lease obligations	3.3	5.0	2.0	0.1	10.4
Derivative instruments—
Foreign currency exchange contracts(3)	27.7	—	—	—	27.7
Purchase commitments(4)	197.5	—	—	—	197.5

Total	$287.3	$123.2	$556.7	$31.9	$999.1

(1)	Includes $465.0 million of aggregate principal amount of senior secured notes. This also includes current interest payment obligations on the notes of $57.0 million per annum. The notes were issued at a price of 99.059% of their face value, resulting in approximately $460.6 million of gross proceeds. The discount of approximately $4.4 million will be amortized and included in interest expense until the notes mature.

(2)	Includes interest obligations of 9.84%, the implicit interest rate, under our Newbridge, Scotland facility capital lease at 9.84%, the implicit interest rate. In December 2010, the annual rental payments were increased by $0.3 million based on the U.K. consumer index and are subject to further adjustment every two years until the lease term expires.
(3)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.
(4)	Includes purchase commitments for stock inventory and inventory for existing orders from our customers. We enter into purchase commitments on as-needed basis, typically daily, but these commitments generally do not extend beyond one year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest rate risk

We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At December 31, 2009 and 2010, our variable rate debt consisted of our ABL Facility and our EM FZE local credit facility, and there were no cash borrowings outstanding.

Prior to the issuance of the notes on December 23, 2009, to mitigate the interest rate risk related to a portion of our variable rate debt on our first and second lien term loans, we entered into three interest rate swap agreements which terminated on August 13, 2009. Under these agreements, we paid fixed interest rates for varying periods and received floating interest rate payments. These interest rate swaps were based on the 3-month LIBOR. The interest rate swaps had notional values of $175.0 million, $100.0 million and $75.0 million with fixed interest rates of 5.15%, 4.88% and 5.19%, respectively.

At December 31, 2010, there were no interest rate derivatives outstanding.

Interest rate sensitivity

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in U.S. dollars.

(dollars in thousands, except percentages)	Expected maturity date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Long term debt
Fixed rate	$—	$—	$—	$—	$465,000	$—	$465,000	$406,875
Average interest rate	—	—	—	—	12.25	—	—	—
Variable Rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—

Foreign Currency Exchange Rate Risk

Foreign currency risk

We assess currency exchange exposure on certain monetary assets and liabilities and enter into derivative financial instruments as we believe is necessary to manage this risk. During the normal course of business, we are exposed to foreign currency risk. This risk can create volatility in earnings and cash flows from year to year.

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

The fair value of these foreign currency forward derivative contracts was a liability of $0.2 million and an asset of $0.2 million at December 31, 2009 and 2010, respectively. At December 31, 2009 and 2010, the total notional amount of outstanding currency exchange contracts was $10.1 million and $27.7 million, respectively.

Exchange rate sensitivity

The table below provides information about our derivative financial instruments, other financial instruments, and firmly committed sales and purchase transactions by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements, and firmly committed U.S. dollars, U.K. pounds, UAE dirhams, Euro, Singapore dollars and Australian dollars sales and purchase transactions. For firmly committed sales and purchase transactions, sales and purchase amounts are presented by the expected transaction date, which are not expected to exceed one year. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date
December 31, 2010 (in dollars, except exchange rates)	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
On balance sheet financial instruments
U.S. dollars functional currency—PTE
Asset	15,189	—	—	—	—	—	15,189	15,189
Liability	(14,529)	—	—	—	—	—	(14,529)	(14,529)
U.S. dollars functional currency—Western Hemisphere
Asset	—	—	—	—	—	—	—	—
Liability	(88,367)	—	—	—	—	—	(88,367)	(88,367)
U.K. pounds functional currency
Asset	275,839	—	—	—	—	—	275,839	275,839
Liability	(104,637)	—	—	—	—	—	(104,637)	(104,637)
U.S. dollars functional currency—UAE
Asset	92,464	—	—	—	—	—	92,464	92,464
Liability	—	—	—	—	—	—	—	—
Anticipated transactions and related derivatives
U.S. dollars functional currency
Firmly committed transactions:
Sales	319,032	—	—	—	—	—	319,032	—
Purchase orders	(10,950,648)	—	—	—	—	—	(10,950,648)	—
Forward exchange agreements:
(Receive $/Pay Euro)—by currency	(240,307)	—	—	—	—	—	(240,307)	—
Contract amount ($)	319,032	—	—	—	—	—	319,032	(387)
Average contractual exchange rate	1.33	—	—	—	—	—	1.33	—
Pay $/Receive Euro—by currency	8,123,854	—	—	—	—	—	8,123,854	—
Contract Amount ($)	(10,835,026)	—	—	—	—	—	(10,835,026)	4,710
Average contractual exchange rate	1.33	—	—	—	—	—	1.33	—
(Pay $/receive S$)—by currency	149,244	—	—	—	—	—	149,244	—
Contract amount ($)	(115,622)	—	—	—	—	—	(115,622)	434
Average contractual exchange rate	1.29	—	—	—	—	—	1.29	—

December 31, 2010 (in dollars, except exchange rates)	Expected maturity date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
On balance sheet financial instruments
U.K. pounds functional currency
Firmly committed transactions:
Sales	3,475,958	—	—	—	—	—	3,475,958	—
Purchase orders	(7,149,710)	—	—	—	—	—	(7,149,710)	—
Forward exchange agreements:
(Receive £/pay Euro)—by currency	(1,602,013)	—	—	—	—	—	(1,602,013)	—
Contract amount (£)	1,364,437	—	—	—	—	—	1,364,437	(25,311)
Average contractual exchange rate	1.17	—	—	—	—	—	1.17	—
(Pay £/receive Euro)—by currency	5,678,195	—	—	—	—	—	5,678,195	—
Contract amount (£)	(4,862,039)	—	—	—	—	—	(4,862,039)	48,548
Average contractual exchange rate	1.17	—	—	—	—	—	1.17	—
(Receive £/pay $)—by currency	(3,211,769)	—	—	—	—	—	(3,211,769)	—
Contract amount (£)	2,111,521	—	—	—	—	—	2,111,521	64,761
Average contractual exchange rate	1.52	—	—	—	—	—	1.52	—
(Receive $/pay £)—by currency	3,633,282	—	—	—	—	—	3,633,282	—
Contract amount (£)	(2,287,671)	—	—	—	—	—	(2,287,671)	83,295
Average contractual exchange rate	1.59	—	—	—	—	—	1.59	—

As of and for the year ended December 31, 2009 and 2010, approximately 16% and 20% of our sales, respectively, and 16% and 21% of our total assets, respectively, were denominated in U.K. pounds, our functional currency in the United Kingdom. As a result, a material decrease in the value of the U.K. pound relative to the U.S. dollar may negatively impact our sales, cash flows and net income.

Credit risk

We believe our credit risk on short-term loans and derivative financial instruments is limited because the counterparties are generally banks with high credit ratings assigned by international credit-rating agencies. We have no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Edgen Murray II, L.P.—Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Edgen Murrary II, L.P.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Edgen Murrary II, L.P. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ (deficit) capital and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgen Murray II, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New Orleans, Louisiana

March 24, 2011

Edgen Murray II, L.P. and subsidiaries

Consolidated balance sheets

At December 31, 2010 and 2009

(In thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,478	$65,733
Accounts receivable—net of allowance for doubtful accounts of $1,725 and $2,628, respectively	104,831	108,006
Inventory	128,482	155,555
Income tax receivable	19,595	21,840
Prepaid expenses and other current assets	6,039	10,189
Deferred tax asset—net	35	2,833
Asset held for sale	5,224	—

Total current assets	326,684	364,156

PROPERTY, PLANT, AND EQUIPMENT—Net	49,287	43,342
GOODWILL	22,912	83,280
OTHER INTANGIBLE ASSETS	40,766	57,286
OTHER ASSETS	812	190
DEFERRED TAX ASSET—Net	38	20
DEFERRED FINANCING COSTS	12,678	15,186
INVESTMENT IN UNCONSOLIDATED ENTITY	10,843	—

TOTAL	$464,020	$563,460

(Continued)

Edgen Murray II, L.P. and subsidiaries

Consolidated balance sheets

At December 31, 2010 and 2009

(In thousands)

	2010	2009
LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts and short-term loans	$2	$2
Accounts payable	68, 812	64,332
Accrued expenses and other current liabilities	10,140	20,875
Income tax payable	2,046	2,275
Deferred revenue	2,304	6,091
Accrued interest payable	26,340	2,617
Deferred tax liability—net	38	—
Current portion of capital lease	318	303
Current portion of long-term debt	—	4,916

Total current liabilities	110,000	101,411

DEFERRED TAX LIABILITY—Net	5,470	13,045
OTHER LONG-TERM LIABILITIES	319	499
CAPITAL LEASE	18,201	17,646
LONG-TERM DEBT	461,292	460,638

Total liabilities	595,282	593,239

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT:
General partner	1	1
Limited partners	(131,305)	(29,780)
Non-controlling interest	42	—

Total partners’ deficit	(131,262)	(29,779)

TOTAL	$464,020	$563,460

(Concluded) See notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of operations

For the years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
SALES	$627,713	$773,323	$1,265,615
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	536,807	672,595	997,940
Selling, general, and administrative expense	65,256	70,693	90,823
Depreciation and amortization expense	20,269	20,136	22,559
Impairment of goodwill	62,805	—	—

Total operating expenses	685,137	763,424	1,111,322

(LOSS) INCOME FROM OPERATIONS	(57,424)	9,899	154,293
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	1,029	—	—
Other income (expense)—net	190	1,447	(902)
Loss on prepayment of debt	—	(7,523)	—
Interest expense—net	(64,208)	(47,085)	(45,040)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(120,413)	(43,262)	108,351
INCOME TAX (BENEFIT) EXPENSE	(22,125)	(22,373)	35,124

NET (LOSS) INCOME	(98,288)	(20,889)	73,227
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(14)	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(98,302)	$(20,889)	$73,227

See notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of partners’ (deficit) capital and comprehensive income (loss)

For the years ended December 31, 2010, 2009, and 2008

(In thousands, except unit data)

	Number of units
	Common general partnership interests	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total
BALANCE—January 1, 2008	1	209,827	$(64,899)	$(3,587)	$(68,486)	$—	$(68,486)
Net income	—	—	73,227		73,227	—	73,227
Other comprehensive income—
Unrealized losses on foreign currency exchange contracts—net of tax	—	—	—	(1,947)	(1,947)	—	(1,947)
Unrealized losses on interest rate derivatives—net of tax	—	—	—	(4,197)	(4,197)	—	(4,197)
Foreign translation adjustments	—	—	—	(37,322)	(37,322)	—	(37,322)

Comprehensive income	—	—	—	—	29,761	—
Forfeiture of non-vested restricted units	—	(29)	—	—		—
Amortization of restricted common units	—	—	1,176	—	1,176	—	1,176
Amortization of unit options	—	—	1,010	—	1,010	—	1,010

BALANCE—December 31, 2008	1	209,798	$10,514	$(47,053)	$(36,539)	$—	$(36,539)
Net loss	—	—	(20,889)	—	(20,889)	—	(20,889)
Other comprehensive income—
Unrealized gains on foreign currency exchange contracts—net of tax	—	—	—	1,474	1,474	—	1,474
Unrealized gains on interest rate derivatives—net of tax	—	—	—	10,589	10,589	—	10,589
Foreign translation adjustments	—	—	—	13,521	13,521	—	13,521

Comprehensive income	—	—	—	—	4,695
Forfeiture of non-vested restricted units	—	(200)	—	—	—	—	—
Amortization of restricted common units	—	—	1,061	—	1,061	—	1,061
Amortization of unit options	—	—	1,004	—	1,004	—	1,004

BALANCE—December 31, 2009	1	209,598	$(8,310)	$(21,469)	$(29,779)	$—	$(29,779)

							(Continued )

	Number of units
	Common general partnership interests	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total
Net loss	—	—	(98,288)	—	(98,288)	(14)	(98,302)
Other comprehensive loss—
Foreign translation adjustments	—	—	—	(4,062)	(4,062)	—	(4,062)

Comprehensive loss	—	—	—	—	(101,350)
Contributions to non-controlling interest	—	—	—	—	—	56	56
Forfeiture of non-vested restricted units	—	(355)	—	—	—	—	—
Issuance of restricted common units	—	250	—	—	—	—	—
Amortization of restricted common units	—	—	493	—	493		493
Amortization of unit options	—	—	332	—	332	—	332

BALANCE—December 31, 2010	1	209,493	$(105,773)	$(25,531)	$(131,304)	$42	$(131,262)

See notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(98,288)	$(20,889)	$73,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,269	20,136	22,559
Amortization of deferred financing costs	3,684	2,372	2,507
Impairment of goodwill	62,805	—	—
Equity in earnings of unconsolidated entity	(1,029)	—	—
Accretion of discount on long-term debt	654	14	—
Noncash accrual of interest on note payable	—	363	343
Loss on prepayment of debt	—	7,523	—
Unit-based compensation expense	825	2,065	2,186
Provision for doubtful accounts	126	1,632	1,951
Provision for inventory allowances and writedowns	2,515	24,175	—
Deferred income tax benefit	(5,022)	(9,470)	(1,353)
Loss on foreign currency transactions	1,559	853	2,810
Loss (gain) on derivative instruments	—	7,264	(256)
Gain on sale of property, plant, and equipment	(357)	(22)	(91)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,977	98,245	(36,983)
Decrease (increase) in inventory	23,399	104,239	(66,357)
Decrease (increase) in income tax receivable	2,187	(21,225)	4,948
Decrease (increase) in prepaid expenses and other current assets	3,493	7,010	(12,700)
Increase (decrease) in accounts payable	2,965	(92,224)	24,106
Increase (decrease) in accrued expenses and other current liabilities and deferred revenue	7,038	(12,023)	12,563
Increase (decrease) in income tax payable	380	(27,199)	24,071
Decrease Increase (decrease) in other	1,029	(969)	303

Net cash provided by operating activities	30,209	91,870	53,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(10,000)	—	—
Purchase of PetroSteel business—net of cash acquired	(4,000)	(4,000)	(4,000)
Purchases of property, plant, and equipment	(13,999)	(4,140)	(8,440)
Proceeds from the sale of property, plant, and equipment	1,170	176	119

Net cash used in investing activities	(26,829)	(7,964)	(12,321)

(Continued)

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$—	$460,624	$—
Deferred financing costs and financing advisory fees paid	(1,209)	(13,311)	(449)
Principal payments on notes payable and long-term debt, including prepayment fees	(4,315)	(493,916)	(4,547)
Proceeds from Asset Based Loan (“ABL”) Facility	12,760	187,732	308,893
Payments to ABL Facility	(12,760)	(192,025)	(355,340)
(Decrease) increase in managed cash overdraft and short-term loans	(56)	(8,976)	9,081

Net cash used in financing activities	(5,580)	(59,872)	(42,362)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(1,055)	(9)	(5,900)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,255)	24,025	(6,749)
CASH AND CASH EQUIVALENTS—Beginning of year	65,733	41,708	48,457

CASH AND CASH EQUIVALENTS—End of year	$62,478	$65,733	$41,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid and received for:
Interest	$35,795	$36,665	$42,640

Income taxes	$2,085	$36,891	$11,853

Income tax refunds	$21,975	$1,367	$4,951

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment included in accounts payable	$2,109	$754	$1,280

Issuance of Edgen Murray II, L.P. restricted common units	$78	$—	$—

Distributions from unconsolidated entity	$186	$—	$—

(Concluded) See notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Notes to consolidated financial statements

(In thousands, except per unit data and number of units)

1. Organization and summary of significant accounting policies

Description of Operations—Edgen Murray II, L.P. (“EM II LP”), through its subsidiaries, has operations in North and South America, the United Kingdom (“U.K.”), Singapore and the United Arab Emirates (“UAE”), and sales or representative offices in Australia, Brazil, China, India, Indonesia, and France. The Company is headquartered in Baton Rouge, Louisiana. References to the “Company” include EM II LP and its subsidiaries.

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

Organization—EM II LP is a Delaware limited partnership formed on April 3, 2007, by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Fund IV”), to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor, which was formed by ING Furman Selz Investors III, LP, ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. (collectively “Fund III”) and certain members of Edgen Murray Corporation (“EMC”) management. On May 11, 2007; institutional investors and existing management invested in EM II LP which then acquired the common shares of EMC and Pipe Acquisition Limited (“PAL”), the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”. Jefferies Capital Partners (“JCP”) has controlled EM II LP and its predecessor, Edgen/Murray LP since the acquisition of Edgen Corporation on February 1, 2005.

Significant accounting policies:

Basis of presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) in accordance with the Financial Accounting Standards Board’s (“FASB”), Generally Accepted Accounting Principles Topic, Accounting Standards Codification (“ASC”) 105. The consolidated financial statements include the accounts of EM II LP and its wholly owned subsidiaries. The Company’s subsidiary, EM FZE, has a 70% ownership in a Bahraini joint venture which operates in Saudi Arabia and which is consolidated; the remaining 30% ownership is presented as a non-controlling interest in the consolidated financial statements.

At the Recapitalization Transaction date, Edgen/Murray, L.P. and EM II LP were controlled by general partners that were controlled by the same principals of JCP. In addition, funds managed by JCP owned approximately 75% of Edgen/Murray, L.P. prior to the Recapitalization Transaction and approximately 38% of EM II LP after the Recapitalization Transaction. Because EM II LP and Edgen/Murray, L.P. were controlled by the same principals of JCP, the acquisition of the principal assets of Edgen/Murray, L.P. by EM II LP has been accounted for as a transaction among entities under common control. Accordingly, fair value purchase accounting has not been applied and the fair value of acquired assets and liabilities, including goodwill and other intangibles, has not been recorded at the date of the Recapitalization Transaction. Instead, the historical carryover basis of the acquired assets and liabilities has been maintained and the purchase of the partners’ interests by EM II LP was recorded as a distribution in the statements of partners’ (deficit) capital and comprehensive income (loss) in 2007. All intercompany transactions have been eliminated in consolidation.

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

Inventory—Inventory consists primarily of prime carbon steel pipe and plate, alloy grade pipe, fittings and flanges, structural sections, and specialized valves. Inventory is stated at the lower of cost or market (net realizable value). Cost is determined by the average-cost method. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is reduced for obsolete, slow-moving or defective items. As a result of deteriorated market conditions in its industry, the Company reduced the carrying value of its inventory to its net realizable value resulting in a charge of $248 and $22,464, respectively, to cost of sales (excluding depreciation and amortization) in the statement of operations for the years ended December 31, 2010 and 2009.

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

Asset held for sale—Assets held for sale are recorded at the lower of their net carrying value less costs to sell or fair market value. As of December 31, 2010, the Company had moved its Singapore operations into its new facility and the former facility was available for sale with a firm commitment to sell the facility in January 2011. The asset was sold in January 2011 for $6,329 and the Company recognized a gain of $980 subsequent to December 31, 2010. During 2010, the Company also sold a facility in Florida for $1,020 and a gain of $75 was recognized and is included within the consolidated statements of operations for the year ended December 31, 2010.

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

Goodwill and other intangible assets—Goodwill represents the purchase price the Company paid to acquire a company in excess of the estimated fair value of tangible assets and identifiable intangible assets acquired minus the fair market value of liabilities assumed. Other identifiable intangible assets include customer relationships, tradenames, noncompetition agreements, and trademarks. Other identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Customer relationships, and noncompetition agreements are amortized on a straight-line basis over their estimated useful lives: 7 years for customer relationships, and 1 to 6 years for noncompetition agreements. Identifiable intangible assets with an indefinite useful life, including goodwill, tradenames, and trademarks, are evaluated annually for impairment and more frequently if circumstances dictate, by comparing the carrying amounts to the fair value of the individual assets.

At December 31, 2010, the Company’s goodwill balance is attributable to its U.K. and Singapore reporting units which is included within General Company for segment reporting purposes. As of January 1, 2011, the Company performed its annual goodwill impairment test, which requires comparison of the estimated fair value to the book value including goodwill. The annual goodwill impairment test supported that the fair value of the U.K. and Singapore reporting units exceeded the carrying value by at least 30% and that the goodwill on the Company’s consolidated balance sheet at that date was not impaired.

In connection with the preparation of financial information and management’s conclusion that the revised operating forecasts constituted an interim impairment indicator, the Company performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with its annual impairment test. As a result of the impairment analysis, a goodwill impairment charge of $62,805 was recorded and is included in the consolidated statement of operations for the year ended December 31, 2010. The goodwill impairment recorded at June 30, 2010 was considered to be a triggering event for further impairment analysis related to the Company’s tradename intangible asset. No impairment of the tradenames was recorded as the fair value of the assets exceeded their carrying amounts at June 30, 2010 and for the remainder of 2010 (see Notes 4 and 14).

Impairment of long-lived assets—The Company assesses the impairment of long-lived assets, including property, plant, and equipment and long-lived intangible assets associated with noncompetition agreements and customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any) are less than such asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

In connection with the preparation of financial information in the second quarter 2010 and management’s conclusion that the revised operating forecasts constituted an interim impairment indicator, the Company tested for impairment its long-lived assets, including customer relationships and noncompetition agreements, and no impairment was recorded as the fair value of the assets exceeded their carrying amounts at June 30, 2010. No impairment of these long-lived assets was identified for the remainder of 2010 or in 2009.

Deferred financing costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the effective interest method. Deferred financing costs charged to the statements of operations as interest during the years ended December 31, 2010, 2009, and 2008, were $3,684, $2,372 and $2,507, respectively. On December 23, 2009, the Company expensed $7,523 of deferred financing costs associated with the prepayment of debt; the expense is recorded within the loss on prepayment of debt in the consolidated statement of operations for the year ended December 31, 2009 (see Note 6).

Income taxes—Under Income Taxes Topic, ASC 740, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. The Company’s uncertain tax positions requiring recognition in these consolidated financial statements are disclosed in Note 10.

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

Equity-based compensation—The Company has equity-based compensation plans for certain employees and directors and accounts for these plans under Stock Compensation Topic, ASC 718 (“ASC 718”). ASC 718 requires all forms of share-based payments to employees, including options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, ASC 718 requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption.

Employee benefit plans—The Company has two primary plans which provide benefits to employees based in the United States (“U.S. Benefit Plan”) and the United Kingdom (the “U.K. Benefit Plan”). The U.K. Benefit Plan is a “money purchase” plan, and benefits at retirement are dependent upon the level of contributions paid, the investment return achieved, the charges deducted from the fund, and the cost of buying a pension at retirement. Both the U.S. and U.K. Employee Benefit Plans work on a defined contribution basis, whereby both the employee and the employer contribute a percentage of the employee’s salary each month, depending on the level and length of service of the employee. Contributions by the Company are discretionary. The Company also maintains certain smaller defined contribution plans for employees of other countries, and records the required contributions to the plans during the year. See Note 17 for further detail on these employee benefit plans.

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

Foreign currency exchange transaction gains or losses are charged to earnings in the period the transactions are settled. Foreign currency transaction losses of $1,559, $853 and $2,810 are included in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Company accounts for certain derivative financial instruments in accordance with Derivatives and Hedging Topic, ASC 815 (“ASC 815”). ASC 815 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss, if any, on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Notes 15 and 16 for a discussion of the use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information. Other comprehensive income (loss)—ASC 220 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) includes net earnings and accumulated other comprehensive income (loss). The change in accumulated other comprehensive income (loss) for all periods presented resulted from foreign currency translation adjustments and changes in the fair value of interest rate derivatives and foreign currency exchange contracts.

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

The Company’s investment in B&L is included in “Investment in unconsolidated entity” on the consolidated balance sheet at December 31, 2010. Earnings on this investment are recorded in “Equity in earnings of the unconsolidated entity” in the consolidated statements of operations. Any intra-entity profit or loss has been eliminated for the year ended December 31, 2010.

At December 31, 2010, the investment in unconsolidated entity was $10,843. Income from the investment in unconsolidated entity for the period August 19, 2010 through December 31, 2010 was $1,029.

New accounting standards—From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date.

Revenue Recognition, ASC Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. In October 2009, the FASB issued guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

2. Property, plant, and equipment

Property, plant, and equipment at December 31, 2010 and 2009, consisted of the following:

	2010	2009
Land and land improvements	$11,191	$13,351
Building	35,429	27,419
Equipment and computers	28,639	28,197
Leasehold improvements	4,631	4,809
Work in progress	90	220

	79,980	73,996
Less accumulated depreciation	(30,693)	(30,654)

Property, plant, and equipment—net	$49,287	$43,342

Substantially all of the Company’s U.S. property, plant, and equipment serves as collateral for the Company’s long-term debt (see Note 6). Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $4,907, $4,690, and $4,304, respectively.

3. Intangible assets

Intangible assets at December 31, 2010 and 2009 consisted of the following:

	Gross carrying value		Accumulated amortization		Net carrying value
	2010	2009	2010	2009	2010	2009
Customer relationships	$81,941	$83,938	$61,198	$50,645	$20,743	$33,293
Non-competition agreements	22,011	22,011	13,409	9,734	8,602	12,277
Sales backlog	9,580	9,748	9,580	9,748	—	—
Tradenames	11,407	11,702	—	—	11,407	11,702
Trademarks	14	14	—	—	14	14

	$124,953	$127,413	$84,187	$70,127	$40,766	$57,286

The gross carrying values and accumulated amortization of intangible assets recorded in the local currency of our non-U.S. subsidiaries fluctuates from period to period due to changes in foreign currency exchange rates.

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

Customer relationships and noncompetition agreements are subject to amortization while tradenames have indefinite lives and are not subject to amortization. The gross carrying value of intangible assets decreased approximately $2,459 in 2010 and increased approximately $6,384 in 2009 due to the effect of foreign currency translation. Amortization expense was $15,362, $15,446, and $18,255 for the years ended December 31, 2010, 2009, and 2008.

The following table presents scheduled amortization expense for the next five years:

2011	$15,580
2012	11,625
2013	1,808
2014	332
2015	—

The weighted-average remaining amortization period for customer relationships was two years and three years at December 31, 2010 and 2009, respectively. The weighted-average remaining amortization period for noncompetition agreements was two years and three years at December 31, 2010 and 2009, respectively. Sales backlog was fully amortized at December 31, 2010 and 2009.

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

At December 31, 2010, the Company’s goodwill balance is attributable to its U.K. and Singapore reporting units which is included within General Company for segment reporting purposes. As of January 1, 2011, the Company performed its annual goodwill impairment test, which requires comparison of the estimated fair value to the book value including goodwill. The annual goodwill impairment test supported that the fair value of the U.K. and Singapore reporting units exceeded the carrying value by at least 30% and that the goodwill on the Company’s consolidated balance sheet at that date was not impaired.

In connection with the preparation of financial information for the second quarter of 2010, the Company noted that for some of its reporting units results of operations for the first half of 2010 continued to remain below the original budget assumptions and operating forecasts. The Company began a process to reforecast budget assumptions and operating forecasts for the remainder of 2010 and the first quarter of 2011. Although sales inquiries and new order bookings have increased since March 2010, by the end of the second quarter the energy market and overall economic conditions adversely affected customers’ commitments and time frames for making capital and maintenance expenditures compared to the original assumptions and forecasts. The continued slow global economic recovery, in addition to uncertainty surrounding energy demand and commodity pricing, resulted in revised budget assumptions and operating forecasts with a slower future earnings recovery than was previously forecasted. The Company’s revised operating forecasts constituted an interim impairment indicator. Accordingly, the Company performed an interim goodwill impairment analysis at June 30, 2010 using a methodology consistent with its annual impairment test. The methodology uses a combined discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

This second quarter 2010 interim goodwill impairment analysis indicated that the Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment test because the book value of the reporting units exceeded the estimated fair value. The Company performed Step 2 of the goodwill impairment analysis for the Americas and UAE reporting units. The process included among other things a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination; to complete the process, the Company then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. Based on a preliminary Step 2 goodwill impairment analysis, the impairment charge was estimated to be $62,805 and was reflected in the statement of operations in the second quarter of 2010. The goodwill impairment charge recognized during the second quarter of 2010 was finalized during the third quarter of 2010, and the amount of the impairment did not differ from the initial estimate. At December 31, 2010, the Americas and UAE reporting units had no remaining goodwill balance after this impairment charge (see Note 14).

The following table reflects changes to goodwill during the years ended December 31, 2010 and 2009:

Balance—January 1, 2009	$75,936
PetroSteel earn-out adjustment	4,000
Foreign currency translation	3,344

Balance—December 31, 2009	83,280
PetroSteel earn-out adjustment	4,000
Goodwill impairment	(62,805)
Foreign currency translation	(1,563)

Balance—December 31, 2010	$22,912

At December 31, 2010, goodwill excluding any impairment charges was $85,717.

As a result of earn-out provisions in the Company’s purchase agreement to acquire the business of Petro Steel International, L.P. and Petro Steel International, LLC (collectively, “PetroSteel”), in May 2010 the Company paid a final purchase price adjustment of $4,000. See Note 14 for a description of goodwill and other intangible assets by reportable segment.

5. Investment in unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L, a distributor of oil country tubular goods. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Equity method investments are included in “investment in unconsolidated entity” on the consolidated balance sheets. Earnings on this investment are recorded in Equity in earnings of unconsolidated entity within the consolidated statements of operations. At December 31, 2010, the investment in B&L was $10,843. Income from the investment in B&L for the period August 19, 2010 through December 31, 2010 was $1,029.

Summarized financial information for B&L is as follows:

Period August 19, 2010 to December 31, 2010
Sales	$239,673
Gross profit	27,100
Income from operations	14,788
Net income	6,493

December 31, 2010
Balance Sheet information:
Current assets	$158,789
Long-term assets	173,416
Current liabilities	64,634
Long-term liabilities	195,796

Net assets	$71,775

In addition to EMC’s investment in B&L, EMC entered into a services agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services for an annual fee of $2,000 and reimbursement of costs incurred by EMC. Selling, general, and administrative expense, net of service fee income, on the statement of operations includes $740 of service fee income related to the services agreement for the period August 19, 2010 through December 31, 2010.

6. Credit arrangements and long-term debt

Credit arrangements and long-term debt consisted of the following at December 31, 2010 and December 31, 2009:

	2010	2009
$465,000 12.25% EMC Senior Secured Notes, net of discount of $3,708 and $4,362 at December 31, 2010 and 2009, respectively, secured by a lien on the principal U.S. assets of EMC and EM II LP, including up to 65% of the voting stock of EM II LP’s first-tier non-U.S. subsidiaries; due January 15, 2015	$461,292	$460,638
$175,000 ABL Facility, due May 11, 2012	—	—
Note payable to sellers of PetroSteel; interest accrues at 8% compounding annually, maturity May 11, 2010	—	4,906
Various other debt; monthly payments range up to $1, at an interest rate of 7.25% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	—	10

Total	461,292	465,554
Less current portion	—	(4,916)

Long-term debt	$461,292	$460,638

EMC Senior Secured Notes—On December 23, 2009, Edgen Murray Corporation (“EMC”) issued $465,000 aggregate principal amount of 12.25% Senior Secured Notes (the “EMC Senior Secured Notes”) with an original issue discount of $4,376. The proceeds from the issuance of the EMC Senior Secured Notes, plus $44,435 of cash on hand, were used to fully repay the first and second lien term loans incurred in connection with the Recapitalization Transaction (the “First and Second Lien Term Loans” or the “Term Loans”) of $490,438, accrued interest of $1,310, and transaction expenses of $13,311. Interest accrues on the EMC Senior Secured Notes at a rate of 12.25% semi-annually and is payable in arrears on each January 15 and July 15, which commenced on July 15, 2010.

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

In addition, at any time prior to January 15, 2013, EMC may redeem up to 35% of the aggregate original principal amounts of the EMC Senior Secured Notes issued under the indenture at a price equal to 112.25% of the principal amount, plus accrued and unpaid interest, to the date of redemption with the net cash proceeds of certain equity offerings. The terms of the EMC Senior Secured Notes also contain certain change in control and sale of asset provisions under which the holders of the EMC Senior Secured Notes have the right to require EMC to repurchase all or any part of the EMC Senior Secured Notes at an offer price in cash equal to 101% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, to the date of the repurchase. The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. The indenture, among other things, limits: (i) the Company’s ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans, enter into sale and leaseback transactions, make material changes in the nature or conduct of our business, and enter into certain transactions with affiliates; (ii) the Company’s ability to pay dividends or make certain other restricted payments; and (iii) the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At December 31, 2010, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

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

On September 14, 2010, EMC completed an exchange offer for any and all of its outstanding EMC Senior Secured Notes. Holders of EMC Senior Secured Notes who participated in the exchange offer received notes substantially identical to those held prior to the exchange offer, but that were registered under the Securities Act of 1933, as amended.

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

Actual credit availability for each entity is calculated based on a percentage of eligible trade accounts receivable and inventories, subject to adjustments and sublimits as defined by the ABL Facility (“Borrowing Base”). The entities may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees, letters of credit, and other permitted indebtedness. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada, EM Pte and EM Europe. Additionally, the common shares of EM Pte and Edgen Murray FZE (“EM FZE”) secure the portion of the ABL Facility utilized by EM Europe.

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

The ABL Facility contains affirmative and negative covenants, including a fixed charge ratio of not less than 1.25 to 1.00 if the Company’s aggregate availability is reduced below $25,000, or the sum of EMC and EM Canada availability is less than $15,000, until the date that both aggregate availability is greater than $30,000, and the sum of EMC and EM Canada availability is greater than $20,000 for a consecutive 90 days, and no default, or event of default exists or has existed during the period. The ABL Facility also provides for limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers and the sale of assets. At December 31, 2010, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility, and the Company’s availability requirements exceeded the thresholds described above.

At December 31, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $22,136 including a letter of credit issued to HSBC in the amount of $12,000, which supports the local credit facility of EM FZE. At December 31, 2010, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total Availability	$70,733		$2,621	$23,117	$10,000	$106,471
Less utilization	20,133	(a)	37	2,162	3,332	25,664

Net availability	$50,600		$2,584	$20,955	$6,668	$80,807

(a)	Includes a letter of credit in the amount of $12,000 issued to HSBC which supports the local credit facility of EM FZE (see below).

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At December 31, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing London Interbank Offered Rate, plus a margin of 2%. At December 31, 2010 and 2009, there was approximately $861 and $704 in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $11,139 and $4,296 at December 31, 2010 and 2009, respectively.

First and Second Lien Credit Agreements—On May 11, 2007, EM II LP, EMC (formerly, Merger Co.) and its subsidiaries, and EM Cayman and its subsidiaries entered into first and second lien credit agreements (together, the “Term Loan Agreements”) and guarantee and collateral agreements (“GC Agreements”), in connection with the issuance of $500,000 of term debt. Under the GC Agreements, EM II LP and EMC and its U.S. subsidiaries jointly and severally, unconditionally and irrevocably guaranteed $355,000 of the Term Loans issued by EMC. Also under the GC Agreements, EM II LP, EMC and its U.S. subsidiaries, EM Canada and EM Cayman and its subsidiaries jointly and severally, unconditionally and irrevocably guaranteed $145,000 of the first lien Term Loan debt issued by EM Cayman.

On December 23, 2009, with the proceeds from issuance of the EMC Senior Secured Notes, plus cash on hand, the Company fully repaid the outstanding balance on the First and Second Lien Term Loans of $490,438, accrued interest of $1,310, and transaction expenses of $13,311.

Note payable to sellers of PetroSteel—In connection with the acquisition PetroSteel, the Company entered into a three-year, $4,000 subordinated note with the sellers of PetroSteel which accrued interest at a rate of 8% per annum compounded annually. In May 2010, the note, including accrued interest of $1,040, was paid in full. At December 31, 2009, accrued interest on the note was $906.

Third party guarantees—In the normal course of business, the Company may provide performance guarantees directly to third parties on behalf of its subsidiaries.

As of December 31, 2010 and 2009, the Company had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $16,686 and $39,767, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at December 31, 2010 and 2009, were $14,938 and $31,011, respectively, for which no commitment extended beyond one year.

At December 31, 2010, and 2009, the Company had bank guarantees of $980 and $816, which have been cash collateralized and included in prepaid expenses and other assets on the consolidated balance sheets.

Scheduled annual maturities, excluding mandatory prepayments, if any, for all Company outstanding credit arrangements and long-term debt for the years after December 31, 2010, are as follows:

2011	$—
2012	—
2013	—
2014	—
2015	461,292
Later years	—

Total	$461,292

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

The carrying value of the leased fixed assets at December 31, 2010 and 2009, net of accumulated depreciation of $3,668 and $3,059, respectively, is $16,089, and $15,863, respectively and is included within property, plant, and equipment on the balance sheet. A schedule of the future minimum lease payments under the finance lease and the present value of the net minimum lease payments at December 31, 2010, are as follows:

Years ending December 31
2011	$2,126
2012	2,126
2013	2,126
2014	2,126
2015	2,126
Later years	31,896

Total minimum lease payments	42,526
Less amount representing interest	(24,007)

Present value of minimum lease payments	$18,519

In accordance with the lease agreement, in December 2010, the annual rental payments were increased to $2,126 based on the U.K. consumer price index. Annual rental payments were $1,933 at December 31, 2009. As a result, the capitalized lease asset and related capital lease liability were both increased by $1,569 (£1,012).

At December 31, 2010 and 2009, the Company has recorded current obligations under the finance lease of $318 and $303, respectively, and non-current obligations under the finance lease of $18,201 and $17,646, respectively. Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $725, $734, and $871, respectively.

8. Partners’ (deficit) capital

Common partnership units—A common partnership unit (“a common unit”) represents a fractional part of ownership of the partnership and is entitled to share in the profit and losses of the partnership which are allocated annually in proportion to the number of common units held by each common unit holder. Under the partnership agreement of EM II LP (the “EM II LP Partnership Agreement”), the general partner of EM II LP (the “General Partner”) participates in the net assets and results of operations of EM II LP based on the ratio of common units held by such partner to the total common units outstanding. This is the same basis on which the limited partners of EM II LP participate as well. For the General Partner, this ratio was less than 1% at December 31, 2010 and 2009. Under the EM II LP Partnership Agreement, the General Partner must approve all distributions. Any distributions are made in proportion to the number of common units held by each holder of common units. No distributions were made for the years ended December 31, 2010, 2009 and 2008.

Restricted common units—The Edgen Murray II, L.P. Equity Incentive Plan (the “EM II LP Incentive Plan”) authorizes the granting of awards to employees of up to 47,154 restricted common limited partnership units; the units are subject to restrictions on transfer until such time as they vest and are governed by the EM II LP Partnership Agreement.

During 2010, the Company granted 250 restricted common limited partnership units with a total fair value of $78 to certain employees. The $312.26 fair value of a restricted common limited partnership unit was based on a valuation methodology which uses a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding common limited partnership units to determine the fair value of a common limited partnership unit at the grant date.

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

Unit options—In October 2007, the General Partner approved the Edgen Murray II, L.P. 2007 Option Plan (the “EM II LP Option Plan”) to provide limited partnership unit options as incentives and rewards for employees. The EM II LP Option Plan terminates five years from its effective date. Under the EM II LP Option Plan, a maximum of 11,050 options can be granted, of which no more than 1,000 unit options may be issued to any one person in one year. During 2010, the Company granted 1,825 unit options with a fair value of $69.26 per unit using the Black-Scholes pricing model. The options granted during 2010 had been previously granted under the EM II LP Option Plan but forfeited by employees at the time of their termination with the Company.

For the years ended December 31, 2010, 2009, and 2008, the consolidated statements of operations reflect $332, $1,004, and $1,010 of unit-based compensation expense related to unit options issued under the EM II LP Option Plan. Unit-based compensation expense for the year ended December 31, 2010 reflects the reversal of compensation expense related to non-vested restricted units forfeited by employees during the period, and the cumulative effect of compensation expense related to the forfeiture rate of unit options which was increased from 5% to 25% to align with the Company’s actual experience since grant date.

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

9. Equity-based compensation

The Company has plans under which non-vested common limited partnership units and options to purchase the Company’s common limited partnership units (collectively, “units”) have been granted to executive officers, directors and certain employees. The terms and vesting schedules for unit awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, unit compensation awards are settled with authorized, but unissued common units. The unit-based compensation expense that has been recorded for these plans within the consolidated statements of operations was as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Unit-based compensation expense by type:
Unit options	$332	$1,004	$1,010
Restricted common units	493	1,061	1,176

Total unit-based compensation expense	825	2,065	2,186
Tax benefit recognized	11	—	—

Unit-based compensation expense — net of tax	$814	$2,065	$2,186

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

Unit-based compensation expense for the year ended December 31, 2010 includes the cumulative effect of a change in the estimated forfeiture rate of unit options and restricted units which was recorded as the result of differences between our historical experience and original projections of the forfeiture rate. This change resulted in the cumulative effect of a $647 reduction in unit-based compensation for the year ended December 31, 2010.

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

The weighted-average fair value of each option granted during 2010 was $69.26. The fair value was estimated on the date of grant using the Black-Scholes pricing model. The weighted-average assumptions for unit options awarded in 2010 was as follows:

Weighted average black-scholes assumptions
2010
Risk-free interest rate	1.87%
Expected volatility	50.0%
Expected dividend yield	None
Expected term	6.5 years

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

Unit option activity—A summary of unit option activity during the years ended December 31, 2010 and 2009 is as follows:

	Number of options	Weighted- average exercise price
Outstanding—January 1, 2009	11,000	$1,000
Granted	—	—
Exercised	—	—
Canceled or expired	(860)	1,000

Outstanding—December 31, 2009	10,140	$1,000
Granted	1,825	—
Exercised	—	—
Canceled or expired	(1,110)	1,000

Outstanding—December 31, 2010	10,855	$1,000

Exercisable—December 31, 2010	5,430	$1,000

At December 31, 2010 and 2009, there was $1,519 and $2,851, respectively, of compensation expense related to non-vested unit option awards yet to be recognized over a weighted average period of 2.98 and 2.12 years, respectively.

The information relating to the Company’s unit options outstanding at December 31, 2010, is as follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining years	Number exercisable	Weighted-average exercise price
$1,000	10,855	$1,000	2.98	5,430	$1,000

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

At December 31, 2010 and 2009, all outstanding restricted common units were time-based vesting awards which are expected to vest. The EM II LP Equity Incentive Plan authorizes the granting of awards to Company employees of up to 47,154 restricted common units; the units are subject to restrictions on transfer and are governed by the EM II LP Partnership Agreement.

The following table summarizes restricted common unit activity for the periods shown:

Outstanding at January 1, 2008	19,220
Vested	(5,840)
Granted	—
Canceled	(29)

Outstanding at December 31, 2008	13,351
Vested	(5,660)
Granted	—
Canceled	(200)

Outstanding at December 31, 2009	7,491
Vested	(5,526)
Granted	250
Canceled	(355)

Outstanding at December 31, 2010	1,860

The weighted-average fair value of all restricted common units vested for the years ended December 31, 2010, 2009 and 2008 was $1,000. The weighted-average fair value of all restricted common units unvested at December 31, 2010 was $907.57.

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

At December 31, 2010 and 2009, there was $65 and $610, respectively, of compensation expense related to non-vested restricted common units yet to be recognized over a weighted average period of 2.50 years and 2.54 years, respectively.

10. Income taxes

EM II LP is a U.S. limited partnership and is not directly subject to U.S. income taxes; however, its subsidiaries operate as corporations or similar entity structures in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the consolidated financial statements of EM II LP.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010	2009
DEFERRED TAX ASSETS:
Deferred compensation	165	166
Inventory	1,312	1,966
Bad debt allowance	474	519
Accrued bonuses and professional fees	154	65
Unrealized foreign currency gain / (loss)	206	—
Net operating loss carryforwards	2,900	—
Tax credits	76	—
Sale-leaseback of capital asset	658	567
Interest rate swap	0	2,486
Goodwill and other intangible assets	10,788	3,369
Basis difference in non-controlled investment	227	—
Stock based compensation	1,189	—
Other	138	827

Gross deferred tax assets	18,287	9,965
Less: valuation allowance	(11,492)	—

Net deferred tax assets	$6,795	$9,965

DEFERRED TAX LIABILITIES:
Inventory	(444)	—
Acquired customer relationships and tradenames	(9,900)	(18,773)
Basis difference in fixed assets	(791)	(952)
Stock based compensation	(521)	—
Facility fee and debt issue costs	(142)	(266)
Other	(432)	(166)

Gross deferred tax liabilities	(12,230)	(20,157)

NET DEFERRED TAX ASSET / (LIABILITY)	($5,435)	($10,192)

As presented in the consolidated statements of cash flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision and the change between the deferred income taxes estimated and actual deferred income taxes for each year.

Income (loss) from continuing operations for each jurisdiction follows:

	2010	2009	2008
United States	$(110,745)	$(44,245)	$75,485
Foreign	(9,668)	983	32,866

Total	$(120,413)	$(43,262)	$108,351

Components of income tax (benefit) expense are as follows:

	2010	2009	2008
Current:
United States	$(19,163)	$(15,326)	$27,416
Foreign	2,412	9,476	9,061

	(16,751)	(5,850)	36,477
Deferred:
United States	(2,961)	(2,278)	(351)
Foreign	(2,413)	(14,245)	(1,002)

	(5,374)	(16,523)	(1,353)

Total	$(22,125)	$(22,373)	$35,124

For the years ended December 31, 2010, 2009,and 2008, the Company recognized a net income tax benefit of $1,771, $2,486 and $5,862 on ASC 815 derivatives related to interest rate swaps and foreign currency exchange contracts executed in 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company made payments related to income taxes totaling $2,085, $36,891, and $11,853, respectively.

The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	2010		2009		2008
U.S. federal income tax (benefit) expense at statutory rate	$(42,144)	(35)%	$(15,142)	(35)%	$37,923	35%
Differences in foreign income tax rates	(694)	—	(4,756)	(11)	(4,600)	(4)
State income taxes—net of U.S. federal income tax benefit (expense)	1,158	(1)	(2,096)	(5)	1,983	2
Change in income tax rates	(178)	—	—	—	—	—
Goodwill impairment	10,355	9	—	—	—	—
Full valuation allowance	7,937	8	—	—	—	—
Nondeductible expenses distributed to partners	10	—	13	—	28	—
Nondeductible expenses and other	1,431	—	(392)	(1)	(210)	(1)

Total provision for income taxes	$(22,125)	(19)%	$(22,373)	(52)%	$35,124	32%

The income tax benefit for year ended December 31, 2010 reflects the pre-tax loss from operations at the Company’s estimated annual effective tax rate which is the result of operating losses and higher statutory income tax rates in the Western Hemisphere market offset by taxable income and lower statutory income tax rates in the Eastern Hemisphere market. In addition, for the year ended December 31, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62,805 for which $29,874 was related to non-deductible goodwill, and the impact of recording a valuation allowance of $9,015 against future tax benefits.

At December 31, 2010, a valuation allowance of $11,492 was recorded against deferred tax assets and state net operating loss carryforwards as management believes it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit the ability of the Company to recover the net deferred tax assets and also limit the ability to utilize the state net operating losses (“NOLs”) during the respective state carryforward periods. Additionally, statutory restrictions in the states in which the Company has incurred a NOL limit the ability to recover the loss via a carryback claim. The state NOLs are scheduled to expire beginning in 2021 through 2030.

At December 31, 2010, 2009, and 2008, U.S. income taxes were not provided on earnings of EM Canada, EMC’s non-U.S. subsidiary, because the Company has invested, or expects to invest, the undistributed earnings indefinitely. If in the foreseeable future these earnings are repatriated to the United States or if the Company determines that the earnings will be remitted, additional tax provisions may be required.

For the year ended December 31, 2008, U.K. income taxes of $4,861 were provided on earnings of PAL’s non-U.K. subsidiaries, EM Pte and EM FZE; the Company expected a portion of the earnings to be distributed to PAL and was, therefore, not considered to be permanently invested in these subsidiaries. In 2009, the United Kingdom changed its income tax laws and exempted foreign earnings repatriations from U.K. taxation. As a result, prior year provisions established with respect to foreign earnings repatriation to the United Kingdom were reversed. The Company does not expect any earnings to be distributed from EMGH and its subsidiaries to EM II LP; these earnings are considered to be permanently invested.

The following is a summary of activity related to uncertain tax positions:

	Year Ended December 31,
	2010	2009
Balance at the beginning of the period	$—	$—
New tax reserve established	1,046	—
Settlement of uncertain tax position with tax authorities	—	—
Lapse of statute of limitations related to uncertain tax positions	—	—

Balance at the end of the period	$1,046	$—

No interest and/or penalties have been recorded related to this uncertain tax position. If the Company and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in the other current liabilities on the consolidated balance sheet and other income (expense), net on the consolidated statement of operations. The interest related to this reserve would be accrued at the IRS or other tax jurisdiction applicable rate and included in accrued interest under current liabilities on the consolidated balance sheet and included in interest on the consolidated statement of operations.

The Company as a reporting entity and not a taxpaying entity is not subject to the general statute of limitations period for assessment of tax. However, the Company’s subsidiaries have open tax years as follows:

Jurisdiction	Tax Years Open for Assessment
Federal	2007 - 2010
Various States	2005 - 2010
Various Foreign	2004 - 2010

11. Other income (expense)

Other income (expense) was $190, $1,447, and $(902) for the years ended December 31, 2010, 2009, and 2008, respectively. Other income (expense) primarily consists of unrealized currency exchange gains and losses on cash balances denominated in foreign currencies.

12. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $3,871, $3,736, and $3,065 for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year for fiscal years beginning after December 31, 2010, are:

2011	$3,280
2012	2,967
2013	2,101
2014	1,442
2015	508
Thereafter	121

Total	$10,419

Employment agreements—In the ordinary course of business, the Company has entered into employment contracts with certain executives and former owners; among other things, these contracts provide for minimum salary levels and incentive bonuses.

Legal proceedings—The Company is from time to time a party to various claims and legal proceedings related to our business. It is not possible to predict the outcome of these claims and proceedings. However, there are no current material claims or legal proceedings pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, results of operations or liquidity.

13. Concentration of risks

For the years ended December 31, 2010, 2009, and 2008, the Company’s 10 largest customers represented approximately 28%, 26%, and 26%, respectively, of the Company’s sales, and no one customer accounted for more than 10%. In addition, approximately 82%, 77%, and 61% of the Company’s consolidated revenues were derived from customers in the oil and gas industry for the years ended December 31, 2010, 2009, and 2008, respectively.

Financial instruments that would potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. However, concentration of credit risk with respect to accounts receivable is limited due to the large number of entities comprising the customer base.

The Company relies on a limited number of third parties to supply its inventory. During the years ended December 31, 2010, 2009, and 2008, the Company’s 10 largest vendors accounted for approximately 39%, 38%, and 44%, respectively, of the Company’s purchases, and the Company’s single largest vendor accounted for approximately 8%, 7%, and 10%, respectively, of the Company’s purchases for these periods.

14. Segment and geographic area information

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

Similar to the Americas segment, the U.K., Singapore and UAE segments are distributors of high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The U.K. segment is headquartered in Newbridge, Scotland, and has branch offices in Darlington, England, and London, England and a representative office in Paris, France. The segment markets products to customers primarily in Europe, the Caspian Sea region and West Africa. The U.K. segment also includes the operating results of the Company’s Brazil office which began operations in 2010; however, current sales, operating income and assets are below the quantitative threshold requirement for separate segment disclosure. The Singapore segment is headquartered in Singapore, is supported by representative offices in Perth, Australia, Shanghai, China and Jakarta, Indonesia and markets products to customers primarily in the Asia Pacific region. The UAE segment is headquartered in Dubai, United Arab Emirates, and has a sales representative office in India and a Bahraini joint venture which operates in Saudi Arabia and markets products to customers primarily in the UAE region and South Asia.

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

The following table presents the financial information for each reportable segment:

	2010	2009	2008
Sales:
Americas	$397,920	$508,044	$859,377
U.K.	129,588	133,256	167,144
Singapore	76,554	120,670	158,396
UAE	31,284	37,039	117,646
Eliminations	(7,633)	(25,686)	(36,948)

	$627,713	$773,323	$1,265,615

Intersegment sales:
Americas	$1,859	$11,909	$10,134
U.K.	4,521	9,140	17,288
Singapore	918	1,047	512
UAE	335	3,590	9,014

	$7,633	$25,686	$36,948

Operating income (loss):
Americas	$(56,931)	$2,851	$115,247
U.K.	18,037	19,091	27,772
Singapore	5,343	12,732	21,838
UAE	(1,364)	(6,319)	6,913
General Company	(22,509)	(18,456)	(17,477)

	$(57,424)	$9,899	$154,293

Capital expenditures:
Americas	$629	$2,440	$6,838
U.K.	1,065	878	410
Singapore	14,024	808	2,286
UAE	390	768	186
General Company	—	—	—

	$16,108	$4,894	$9,720

Depreciation and amortization:
Americas	$11,473	$11,488	$12,326
U.K.	1,089	942	1,241
Singapore	363	289	287
UAE	296	314	359
General company	7,048	7,103	8,346

	$20,269	$20,136	$22,559

The Company’s sales to external customers are attributed to the following countries based upon the Company’s selling location:

	2010	2009	2008
United States	$384,932	$486,245	$822,599
Canada	11,129	9,889	26,644
U.K.	125,067	124,118	149,856
Singapore	75,636	119,622	157,884
UAE	30,949	33,449	108,632

	$627,713	$773,323	$1,265,615

	2010	2009
Total assets:
United States	$237,825	$325,323
Canada	5,754	7,452
U.K.	95,337	88,655
Singapore	52,308	53,046
UAE	28,493	25,707
General Company	44,303	63,277

	$464,020	$563,460

Property, plant, and equipment:
United States	$11,928	$15,450
Canada	525	408
U.K.	18,749	17,913
Singapore	16,901	8,477
UAE	1,184	1,094
General Company	—	—

	$49,287	$43,342

Goodwill and other intangible assets:
United States	$19,617	$78,470
Canada	—	1,295
General Company	44,061	60,801

	$63,678	$140,566

The Company has not allocated goodwill and other intangibles to the U.K., Singapore and UAE segments but has included goodwill and other intangibles for these segments in General Company. For annual and interim, if applicable, goodwill impairment testing, goodwill is allocated to these reporting units based on their relative fair values at December 16, 2005, the acquisition date. At June 30, 2010, the Company performed the Step 1 analysis of the goodwill impairment test. The Americas and UAE reporting units failed this test because the book value of the reporting units exceeded the estimated fair value (See Note 4). As a result, goodwill decreased in the United States, Canada, and General Company by $54,581, $1,288, and $6,955, respectively, and operating income (loss) reflects the impact of the goodwill impairment charge for the year ended December 31, 2010.

15. Derivatives and other financial instruments

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

Transactions hedged in accordance with ASC 815 included forecasted purchase commitments. At December 31, 2008, comprehensive income (loss) included a net unrealized loss of $1,474, net of taxes on outstanding designated forward contracts. At December 31, 2010 and 2009, there were no designated forward contracts outstanding or earnings deferred in other comprehensive income. The fair value of foreign currency exchange contracts outstanding at December 31, 2010 and 2009 was an asset of $176 and a liability of $174, included in other current assets and current liabilities, respectively, on the consolidated balance sheets. At December 31, 2010 and 2009, the total notional amount of outstanding foreign currency exchange contracts was $27,738 and $10,084, respectively.

At December 31, 2010 and 2009, the cumulative effect of currency translation adjustments was a loss of $25,531 and $21,469, respectively, and is included within partners’ deficit on the consolidated balance sheets. Currency translation adjustments included within partners’ deficit on the consolidated balance sheets are the result of the translation of the Company’s foreign subsidiaries financial statements that have a functional currency other than the U.S. Dollar.

Interest rate risk—Following the December 23, 2009 offering of the EMC Senior Secured Notes and repayment of the Term Loans, the Company’s variable interest rate risk was limited to the Company’s ABL Facility cash borrowings. At December 31, 2010 and 2009, there were no cash borrowings under the ABL Facility.

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

Prior to the extinguishment of the Term Loans, the Company concluded that the interest rate swaps and collar qualified as cash flow hedges under the provisions of ASC 815. The interest rate swaps and collar were considered substantially effective during the year ended December 31, 2009 and gains and losses related to the interest rate swaps and collar, net of tax, were reported as a component of accumulated other comprehensive income (loss). Upon the extinguishment of the Term Loans on December 23, 2009, the interest rate derivatives were no longer considered effective and were recognized in earnings.

When the interest rate swaps were outstanding, a net settlement occurred quarterly concurrent with interest payments made on the underlying debt. The settlement under the interest rate swap contracts was the net difference between the fixed rates payable and the floating rates receivable over the quarter. For interest rate derivatives that were deemed effective, the settlement was recognized as a component of interest expense in the consolidated statements of operations.

At December 31, 2010, there were no interest rate derivatives outstanding. At December 31, 2009, the interest rate derivatives were liabilities of $7,159 and are included in accrued expenses and other current liabilities on the consolidated balance sheet.

Credit risk—The Company’s credit risk on liquid resources and derivative financial instruments is limited because the counterparties are banks with high credit ratings assigned by international credit rating agencies. The Company has no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties. The following table provides required information with respect to the classification and loss amounts recognized in income before taxes as well as the derivative-related contract losses deferred in other comprehensive income (net of taxes) for the years ended December 31:

Designated derivative instruments	Gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from OCI to income	Gain or (loss) reclassified from OCI to income		Location of gain or (loss) in income before tax (ineffectiveness)	Gain or (loss) in income before tax (ineffective portion)
	2010	2009		2010	2009	2008		2010	2009	2008
Forward contracts	$—	$(1,319)	Cost of sales	$—	$(2,519)	$(47)	SG&A	$—	$(439)	$333
			SG&A		(274)	(162)
Interest rate swaps and collar	—	(2,409)	Interest expense	—	(12,998)	(4,790)	SG&A	—	—	—

Total	$—	$(3,728)		$—	$(15,791)	$(4,999)		$—	$(439)	$333

Non-designated derivative instruments	Location of (gain) or loss recognized income	Gain or (loss) in income (ineffective portion)
		2010	2009	2008
Forward contracts	SG&A	$479	$326	$(723)
Interest rate swaps and collar	Other Income (Expense)	—	(316)	—

16. Fair value

The Company follows the provisions of Fair Value Measurements and Disclosures ASC Topic 820 (“ASC 820”) for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2—

Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3—Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 are as follows:

	As of December 31, 2010
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$—	$—
Foreign currency exchange contracts(1)	—	176
Assets held for sale	5,224	—

	As of December 31, 2009
	Quoted prices in active markets for identical items (level 1)	Quoted prices in active markets for similar items (level 2)
Assets:
Short-term cash investments	$2,273	$—
Liabilities:
Foreign currency exchange contracts(1)	—	174
Interest rate swaps and collar(2)	—	7,159

(1)	As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.
(2)	In accordance with the Term Loans, the Company partially hedged its variable rate debt to minimize the risks from interest rate fluctuations through the use of derivative financial instruments including interest rate swaps and collars. Derivative financial instruments were used to manage risks and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The interest rate swaps and collars were valued using broker quotations or market transactions in either the listed or over-the-counter markets. Management performed procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments were classified within Level 2.

The comparison of carrying value and fair value of the Company’s financial instruments at December 31, 2010 and 2009 is presented below:

	2010		2009
	Carrying value	Fair value	Carrying value	Fair value
EMC Senior Secured Notes	$461,292	$406,875	$460,638	$455,700
Cash at bank and in hand	62,478	62,478	65,733	65,733
Accounts receivable	104,831	104,831	108,006	108,006
Accounts payable	68,812	68,812	64,332	64,332

The fair value amounts shown are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments.

The fair value of the EMC Senior Secured Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the consolidated balance sheet date. The Company believes that the carrying amount of cash at bank and in hand, accounts receivable and accounts payable approximates their fair values.

The Company believes that the carrying amount of other financial assets and liabilities approximates their fair values.

17. Employee benefit plans

The Company has varying benefit arrangements for its employees. These arrangements vary by the employee’s employment location.

U.S. employees—The Company maintains a 401(k) plan for all U.S. employees who have met the eligibility requirements to participate. Under the plan, employees may contribute up to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Company matches 50% of up to 6% of the employees’ contributions. The plan provides that employees’ contributions will be 100% vested at all times and that the Company’s contributions vest over a five-year period. The Company contributed $491, $390, and $619 to this plan for the years ended December 31, 2010, 2009, and 2008, respectively.

United Kingdom employees—The U.K. Benefit Plan is a “money purchase” plan; therefore, benefits at retirement are dependent upon the level of contributions made, the investment return achieved, the charges deducted from the fund and the cost of buying a pension at retirement. Both the employee and employer contribute a percentage of the employees’ salary each month, based on the level and length of service. Contributions to the U.K. Benefit Plan were $850, $831, and $553 for the years ended December 31, 2010, 2009, and 2008, respectively.

Middle East employees—For the benefit of certain employees’ resident in the Middle East, the Company operated a defined contribution savings plan, the assets and liabilities of which are held independently from the Company. This plan was terminated during 2010, and no contributions were made for the year ended December 31, 2010. Contributions for the years ended December 31, 2009, and 2008, were $24, and $45, respectively. The agreed contribution rate for the years ended December 31, 2009, and 2008, was 10% of the employee salary.

18. Related-party transactions

During the years ended December 31, 2010, 2009, and 2008 the Company made payments to JCP of $60, $66, and $47, respectively, for reimbursement of certain expenses incurred while monitoring its investment in EM II LP.

In connection with the Recapitalization Transaction in 2007, an employee pension fund of the ultimate parent company of a Company customer purchased approximately 14% of the EM II LP common limited partnership units, on a fully diluted ownership basis. There was no direct or indirect investment in the Company prior to May 11, 2007. For the years ended December 31, 2010, 2009, and 2008, the Company had sales to that customer of $19,111, $13,914, and $21,582, respectively, in the normal course of business. The Company had $5,917 and $1,491 of accounts receivable from this customer included in accounts receivable on its consolidated balance sheets at December 31, 2010 and 2009, respectively.

On August 19, 2010, a newly formed entity controlled by JCP acquired the assets of B&L. In connection with the acquisition, EMC invested $10,000 in exchange for 14.5% of the common equity in B&L. The president and chief executive officer of EMC, who is also the chairman and director of EM II LP, serves as non-executive chairman of the board of directors of B&L. In addition, certain JCP employees, who serve as directors of the general partner of EM II LP, serve on the board of directors of B&L.

For the year ended December 31, 2010, EMC had purchases from B&L of $1,058 in the normal course of business. The Company owed $3 to B&L, which is included in accounts payable on its consolidated balance sheet at December 31, 2010.

EMC also entered into a services agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general, and administrative expense, net of service fee income on the statement of operations includes $740 of service fee income related to the services agreement for the period August 19, 2010 through December 31, 2010.

In August 2010, B&L granted equity awards to the Company’s chief executive officer, who serves as a board member of B&L, and certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options, and 1,041.55 Class B units all of which vest over a five year period. For the year ended December 31, 2010, the company recognized $186 of compensation expense related to the B&L equity awards, which is included in selling, general, and administrative expense on the Company’s consolidated statement of operations.

19. Subsequent event

The Company evaluated for subsequent events through the date these financial statements were issued and concluded that there were no significant subsequent events requiring recognition or disclosure except for the Company’s sale of its former Singapore facility on January 14, 2011 for $6,329; a $980 gain on the sale was recognized subsequent to year end.

20. Consolidating financial information

In connection with the issuance of the EMC Senior Secured Notes by EMC, a 100%-owned U.S. subsidiary of EM II LP (“Issuer” in the tables below which excludes EMC’s non-U.S. subsidiary, EM Canada), EM II LP (“Parent” in the tables below) issued a full and unconditional guarantee of the EMC Senior Secured Notes. EMC is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH Limited and its subsidiaries, and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC Senior Secured Notes and are referred to as the “Non-guarantor subsidiaries in the consolidating financial information presented below”.

The following tables present the consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of December 31, 2010, 2009, and 2008. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

Consolidating balance sheets

	December 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$32,408	$30,070	$—	$62,478
Accounts receivable—net	—	51,486	53,345	—	104,831
Intercompany accounts receivable	—	4,953	462	(5,415)	—
Inventory	—	76,045	52,437	—	128,482
Income tax receivable	—	19,417	178	—	19,595
Prepaid expenses and other current assets	—	3,525	2,514	—	6,039
Affiliated interest receivable	—	5,456	—	(5,456)	—
Deferred tax asset—net	—	—	35	—	35
Assets held for sale	—	—	5,224	—	5,224

Total current assets	—	193,290	144,265	(10,871)	326,684
Property, plant and equipment, net	—	11,928	37,359	—	49,287
Distributions in excess of earnings and investment in subsidiaries	(128,539)	2,110	—	126,429	—
Goodwill	—	—	22,912	—	22,912
Other intangibles assets	—	19,617	21,149	—	40,766
Other assets	—	12,333	1,195	—	13,528
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated entity	—	10,843	—	—	10,843

Total assets	$(128,539)	$345,976	$226,880	$19,703	$464,020

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$29,292	$39,520	$—	$68,812
Intercompany accounts payable	—	—	3,618	(3,618)	—
Other current liabilities	—	35,622	10,772	(5,206)	41,188

Total current liabilities	—	64,914	53,910	(8,824)	110,000
Deferred tax liability	—	—	5,470	—	5,470
Other long-term liabilities	2,723	167	152	(2,723)	319
Long-term debt and capital leases	—	461,292	114,298	(96,097)	479,493

Total liabilities	2,723	526,373	173,830	(107,644)	595,282

Total partners’ capital (deficit)	(131,262)	(180,397)	53,050	127,347	(131,262)

Total liabilities and partners’ capital (deficit)	$(128,539)	$345, 976	$226,880	$19,703	$464,020

	December 31, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$29,860	$35,873	$—	$65,733
Accounts receivable—net	—	61,309	46,697	—	108,006
Intercompany accounts receivable	—	3,231	946	(4,177)	—
Inventory	—	96,065	59,490	—	155,555
Income tax receivable	—	20,878	962	—	21,840
Prepaid expenses and other current assets	—	7,342	2,927	(80)	10,189
Deferred tax asset—net	—	2,797	36	—	2,833

Total current assets	—	221,482	146,931	(4,257)	364,156
Property, plant and equipment, net	—	15,450	27,892	—	43,342
Distributions in excess of earnings and investment in subsidiaries	(27,085)	2,971	—	24,114	—
Goodwill	—	50,540	32,740	—	83,280
Other intangibles assets	—	27,931	29,355	—	57,286
Other assets	—	17,004	1,087	(2,695)	15,396
Intercompany long-term notes receivable	—	100,855	—	(100,855)	—

Total assets	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$32,164	$32,168	$—	$64,332
Intercompany accounts payable	—	428	3,756	(4,184)	—
Other current liabilities	—	27,532	9,535	12	37,079

Total current liabilities	—	60,124	45,459	(4,172)	101,411
Deferred tax liability	—	5,758	7,287	—	13,045
Other long-term liabilities	2,694	274	226	(2,695)	499
Long-term debt and capital leases	—	460,638	118,566	(100,920)	478,284

Total liabilities	2,694	526,794	171,538	(107,787)	593,239

Total partners’ capital (deficit)	(29,779)	(90,561)	66,467	24,094	(29,779)

Total liabilities and partners’ capital (deficit)	$(27,085)	$436,233	$238,005	$(83,693)	$563,460

Consolidating statement of operations

	For the year ended December 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$386,779	$244,830	$(3,896)	$627,713
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	341,851	198,852	(3,896)	536,807
Selling, general, and administrative expense	28	42,109	23,119	—	65,256
Depreciation and amortization expense	—	11,325	8,944	—	20,269
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	28	449,824	239,181	(3,896)	685,137

(Loss) income from operations	(28)	(63,045)	5,649	—	(57,424)
Other income (expense)—net	—	1,713	(494)	—	1,219
Loss on prepayment of debt	—	—	—	—	—
Interest expense—net	—	(49,403)	(14,805)	—	(64,208)
Equity in (losses) earnings of subsidiaries	(98,275)	(1,870)	—	100,145	—

	(98,302)	(112,605)	(9,650)	100,145	(120,413)
Income tax (benefit) expense	—	(22,124)	(1)	—	(22,125)

Net (loss) income	(98,302)	(90,481)	(9,650)	100,145	(98,288)
Preferred dividend requirement	—	—	—	—	—
Non-controlling interest			(14)		(14)

Net (loss) income applicable to common partnership interests	$(98,302)	$(90,481)	$(9,664)	$100,145	$(98,302)

	For the year ended December 31, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$498,155	$295,009	$(19,841)	$773,323
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	446,294	246,453	(20,152)	672,595
Selling, general, and administrative expense	38	46,798	23,857	—	70,693
Depreciation and amortization expense	—	11,378	8,758	—	20,136

Total operating expenses	38	504,470	279,068	(20,152)	763,424

(Loss) income from operations	(38)	(6,315)	15,941	311	9,899
Other income (expense)—net	—	361	1,086	—	1,447
Loss on prepayment of debt	—	(5,432)	(2,091)	—	(7,523)
Interest expense—net	—	(32,758)	(14,327)	—	(47,085)
Equity in (losses) earnings of subsidiaries	(20,851)	(972)	—	21,823	—

	(20,889)	(45,116)	609	22,134	(43,262)
Income tax (benefit) expense	—	(17,591)	(4,782)	—	(22,373)

Net (loss) income	(20,889)	(27,525)	5,391	22,134	(20,889)
Preferred dividend requirement	—	—	—	—	—

Net (loss) income applicable to common partnership interests	$(20,889)	$(27,525)	$5,391	$22,134	$(20,889)

	For the year ended December 31, 2008
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$832,733	$452,006	$(19,124)	$1,265,615
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below	—	655,012	361,741	(18,813)	997,940
Selling, general, and administrative expense	71	59,359	31,393	—	90,823
Depreciation and amortization expense	—	12,206	10,353	—	22,559

Total operating expenses	71	726,577	403,487	(18,813)	1,111,322

(Loss) income from operations	(71)	106,156	48,519	(311)	154,293
Other income (expense)—net	—	1,552	(2,454)	—	(902)
Loss on prepayment of debt	—	—	—	—	—
Interest expense—net	—	(32,153)	(12,887)	—	(45,040)
Equity in earnings (losses) of subsidiaries	73,298	843	—	(74,141)	—

Income (loss) before income tax expense	73,227	76,398	33,178	(74,452)	108,351
Income tax expense	—	27,064	8,060	—	35,124

Net income (loss)	73,227	49,334	25,118	(74,452)	73,227
Preferred dividend requirement	—	—	—	—	—

Net income (loss) applicable to common partnership interests	$73,227	$49,334	$25,118	$(74,452)	$73,227

Consolidating statement of cash flows

	For the year ended December 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$16,618	$14,591	$(1,000)	$30,209

Cash flows from investing activities:
Investment in unconsolidated entity	—	(10,000)	—	—	(10,000)
Purchase of PetroSteel business—net of cash acquired	—	(4,000)	—	—	(4,000)
Purchases of plant, property, and equipment	—	(254)	(13,745)	—	(13,999)
Proceeds from the sale of property, plant, and equipment	—	1,060	110	—	1,170

Net cash (used in) provided by investing activities	—	(13,194)	(13,635)	—	(26,829)

Cash flows from financing activities:
Deferred financing costs and financing advisory fees paid	—	(1,209)	—	—	(1,209)
Principal payments on notes payable and long term debt, including prepayment fees	—	(4,000)	(1,315)	1,000	(4,315)
Proceeds from intercompany loans		5,000		(5,000)	—
Payments on intercompany loans			(5,000)	5,000	—
Proceeds from ABL facility	—	12,760	—	—	12,760
Payments to ABL facility	—	(12,760)	—	—	(12,760)
Decrease in managed bank overdraft and short-term loans	—	(603)	547	—	(56)

Net cash used in financing activities	—	(812)	(5,768)	1,000	(5,580)
Effects of foreign exchange rate changes on cash	—	(64)	(991)	—	(1,055)

Net increase (decrease) in cash and cash equivalents	—	2,548	(5,803)	—	(3,255)
Cash and cash equivalents, beginning of year	—	29,860	35,873	—	65,733

Cash and cash equivalents, end of year	$—	$32,408	$30,070	$—	$62,478

	For the year ended December 31, 2009
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash (used in) provided by operating activities	$(50)	$45,687	$46,233	$—	$91,870
Cash flows from investing activities:
Issuance of note receivable—affiliated	—	(100,855)	—	100,855	—
Purchase of PetroSteel business—net of cash acquired	—	(4,000)	—	—	(4,000)
Purchases of plant, property, and equipment	—	(2,300)	(1,840)	—	(4,140)
Proceeds from the sale of property, plant, and equipment	—	28	148	—	176

Net cash (used in) provided by investing activities	—	(107,127)	(1,692)	100,855	(7,964)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	460,624	—	—	460,624
Deferred financing costs and financing advisory fees paid	—	(13,311)	—	—	(13,311)
Principal payments on notes payable and long term debt, including prepayment fees	—	(350,800)	(143,116)	—	(493,916)
Proceeds from ABL facility	—	165,194	22,538	—	187,732
Payments to ABL facility	—	(166,981)	(25,044)	—	(192,025)
Proceeds from note payable—affiliated	—	—	100,855	(100,855)	—
Decrease in managed bank overdraft and short-term loans	—	(2,642)	(6,334)	—	(8,976)

Net cash provided by (used in) financing activities	—	92,084	(51,101)	(100,855)	(59,872)
Effects of foreign exchange rate changes on cash	—	(482)	473	—	(9)

Net (decrease) increase in cash and cash equivalents	(50)	30,162	(6,087)	—	24,025
Cash and cash equivalents, beginning of year	50	(302)	41,960	—	41,708

Cash and cash equivalents, end of year	$—	$29,860	$35,873	$—	$65,733

	For the year ended December 31, 2008
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by operating activities	$—	$47,692	$6,142	$—	$53,834

Cash flows from investing activities:
Purchase of PetroSteel business—net of cash acquired	—	(4,000)	—	—	(4.000)
Purchases of plant, property, and equipment	—	(5,342)	(3,098)	—	(8,440)
Proceeds from the sale of property, plant, and equipment	—	—	119	—	119

Net cash used in investing activities	—	(9,342)	(2,979)	—	(12,321)

Cash flows from financing activities:
Deferred financing costs and financing advisory fees paid	—	(264)	(185)	—	(449)
Principal payments on notes payable and long term debt, including prepayment fees	—	(2,800)	(1,747)	—	(4,547)
Proceeds from ABL facility	—	303,025	5,868	—	308,893
Payments to ABL facility	—	(344,832)	(10,508)	—	(355,340)
Decrease in managed bank overdraft and short-term loans	—	3,560	5,521	—	9,081

Net cash used in financing activities	—	(41,311)	(1,051)	—	(42,362)
Effects of foreign exchange rate changes on cash	—	438	(6,338)	—	(5,900)

Net decrease in cash and cash equivalents	—	(2,523)	(4,226)	—	(6,749)
Cash and cash equivalents, beginning of year	50	2,221	46,186	—	48,457

Cash and cash equivalents, end of year	$50	$(302)	$41,960	$—	$41,708

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

b)	Changes in Internal Control Over Financial Reporting

Effective July 1, 2010, our Eastern Hemisphere segment adopted and implemented the general ledger accounting and financial reporting system used throughout the rest of the Company. As a result of the change, Eastern Hemisphere internal controls over the initiation, processing and recording of certain transactions were evaluated and where required, were installed or modified to align system controls and manual controls with the remainder of the Company. Other than the change in general ledger accounting and financial reporting systems in the Eastern Hemisphere segment, there have been no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics

The Company’s operating subsidiaries have adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company and its subsidiaries. It is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters. The Code of Business Conduct and Ethics is available on the Legal and Compliance page of our website at www.edgenmurray.com.

Procedures for Partners to Nominate Director Candidates

The board of directors of the general partner is selected by and may be removed at any time by JCP. Therefore, there is no requirement for policies or procedures regarding the recommendations of partners for nominees to the board of directors.

Audit Committee

Our Audit Committee consists of Messrs. Daraviras, Luikart and DiPaolo. Neither Mr. Daraviras nor Mr. Luikart is independent as that term is used in Section 10A(m)(3) of the Exchange Act, and none of Messrs. Daraviras, Luikart or DiPaolo qualifies as an audit committee financial expert as that term is defined by applicable SEC regulations.

However, the board of directors believes that each of the members of the Audit Committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. As the board of directors believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Audit Committee, the board of directors does not believe that it is necessary at this time to actively search for an outside person to serve on the board of directors who would qualify as an audit committee financial expert.

Our audit committee is responsible for overseeing our financial reporting processes on behalf of our board of directors. Our independent registered public accounting firm reports directly to our audit committee.

Directors and executive officers

The board of directors of our general partner controls our management and activities and those of our wholly-owned subsidiaries. The board of directors of the general partner is selected by and may be removed at any time by JCP.

Our executive officers and the directors of the general partner are as follows:

Name	Age	Position
Daniel J. O’Leary	55	President and Chief Executive Officer and Chairman and Director of the general partner

David L. Laxton, III	61	Executive Vice President and Chief Financial Officer

Craig S. Kiefer	57	Executive Vice President—General Manager, Western Hemisphere

Michael F.A. Craig	44	Executive Vice President—Managing Director, Eastern Hemisphere

Daniel D. Keaton	42	Senior Vice President and Chief Accounting Officer

Nicholas Daraviras	37	Director of the general partner

James L. Luikart	66	Director of the general partner

Edward J. DiPaolo	58	Director of the general partner

Daniel J. O’Leary, President and Chief Executive Officer and Chairman and Director of the General Partner, has been involved in the steel pipe and distribution industries for more than 30 years. He has served as the President and Chief Executive Officer of EM II LP or our predecessor companies since August 2003, and as a member of the boards of directors of the general partner or of those predecessor companies since February 2003. He joined Edgen Corporation as President and Chief Operating Officer in January 2003. Prior to joining Edgen Murray Corporation, Mr. O’Leary served as President and Chief Operating Officer of Stupp Corporation, an independent manufacturer of electric-resistance welded custom steel line pipe, from 1995 to 2002. Prior to joining Stupp Corporation, he was Executive Vice-President and Chief Operating Officer of Maverick Tube Corporation, a pipe manufacturing company. He has also held management and executive positions with Red Man Pipe & Supply Company and Lone Star Steel Company. Mr. O’Leary is a former Vice-Chairman of the Committee on Pipe and Tube Imports and a member of the National Association of Steel Pipe Distributors. Mr. O’Leary is a graduate of the University of Tulsa with a B.S. in Education. The board believes that Mr. O’Leary’s wealth of experience in the custom steel and pipe industry enables him to bring a unique and valuable business and managerial perspective to the Company.

David L. Laxton, III, Executive Vice President and Chief Financial Officer, has more than 20 years of experience in industrial distribution. Mr. Laxton has served as the Executive Vice President and Chief Financial Officer of EM II LP or of our predecessor companies since joining the company in 1996. Prior to joining the Company, Mr. Laxton served as Chief Financial Officer of a distributor of tube fittings, controls and filtration products from January 1991 to December 1996. Mr. Laxton has also held consulting positions with a big four accounting firm and with an investment banking firm. Mr. Laxton is currently Vice Chairman of American Gateway Bank and is the former president of the Baton Rouge Chapter of the National Association of Purchasing Management. Mr. Laxton received a B.A. in History and an M.S. in Accounting from Louisiana State University.

Craig S. Kiefer, Executive Vice President—General Manager, Western Hemisphere, has more than 30 years of experience in the industrial distribution market and manages our Western Hemisphere business. Mr. Kiefer joined Edgen Corporation in April 2002 as the President of Service Industrial Supply Co. He was promoted to President of Edgen Murray Corporation’s Carbon Products Group in March 2003 and became Executive Vice President—General Manager, Western Hemisphere in January 2008. Prior to joining the company, Mr. Kiefer was President and Chief Executive Officer of Service Industrial Supply Co., which he formed in 1979 and which was acquired by Edgen Corporation in 2002.

Michael F.A. Craig, Executive Vice President—Managing Director, Eastern Hemisphere, has been involved in the steel manufacturing, pipe and distribution industries for more than 20 years and manages our Eastern Hemisphere business. Mr. Craig joined Murray International Metals Limited in November 1989 from British Steel plc. Mr. Craig was promoted to Managing Director of Murray International Metals Pte. Limited in 2002 and became Managing Director, Asia/Pacific—Eastern Hemisphere in 2006, Deputy Managing Director, Eastern Hemisphere in 2008 and Managing Director, Eastern Hemisphere in 2009. Mr. Craig received his Honours Degree in Engineering from The University of Stratchclyde (Glasgow, United Kingdom) in 1987.

Daniel D. Keaton, Senior Vice President and Chief Accounting Officer, has worked in the finance and accounting department at Edgen Murray in roles of increasing responsibility for over 14 years. He has been Vice President and Chief Financial Officer of Edgen Murray’s Western Hemisphere operations since 2008 and was Vice President and Controller of Edgen Murray Corporation, a subsidiary of Edgen Murray, from 2004. Mr. Keaton was appointed to his current position in February 2011. Prior to joining Edgen Murray Corporation, Mr. Keaton served as the controller for a heavy equipment manufacturer and also provided audit and advisory services with a big four accounting firm. Mr. Keaton received a B.A. in Accounting from Louisiana State University.

Nicholas Daraviras, Director of the General Partner, has served on the board of directors of the general partner or of our predecessor companies since February 2005. Mr. Daraviras is a Managing Director of JCP. He joined JCP in 1996. Mr. Daraviras also serves as a director of The Sheridan Group, Inc and Carrols Restaurant Group, Inc. Mr. Daraviras received his B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. The board believes that Mr. Daraviras’ financial expertise and experience advising portfolio companies of JCP enable him to assist the board and the Company in effectively pursuing financing and acquisition opportunities.

James L. Luikart, Director of the General Partner, has served on the board of directors of the general partner or of our predecessor companies since February 2005. Mr. Luikart is Executive Vice President of the general partner of Fund IV and one of the managing members of JCP. Mr. Luikart joined JCP in 1995 after spending more than 20 years with Citicorp, of which the last seven years were as Vice President of Citicorp Venture Capital, Limited. Mr. Luikart also serves as a director of The Sheridan Group, Inc. Mr. Luikart received a B.A. in History, magna cum laude from Yale University and an M.I.A. from Columbia University. The board believes that Mr. Luikart’s extensive experience in the financial services industry, together with his background in advising portfolio companies of JCP, brings to the company and the board valuable insight, especially in the areas of financing and acquisition opportunities.

Edward J. DiPaolo, Director of the General Partner, has served on the board of directors of the general partner or of our predecessor companies since February 2005. Mr. DiPaolo has more than 25 years of experience in energy services through his employment with Halliburton Energy Services where he held several positions including Group Senior Vice President of Global Business Development and Senior Vice President of Global Business Development. In 2002, Mr. DiPaolo retired from Halliburton Energy Services. Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking. Mr. DiPaolo currently serves as Chairman and Chief Executive Officer at Inwell, Inc. and as a director of Evolution Petroleum Corporation and Willbros Group Inc. Mr. DiPaolo previously served as a director of Boots & Coots International Well Control, Inc., Superior Well Services, Inc and Innicor Subsurface Technologies, Inc. Mr. DiPaolo received a B.S. in Agricultural Engineering from West Virginia University. The board believes that Mr. DiPaolo’s many years of experience in the energy industry, together with his background in finance, provide him with extensive knowledge of the Company’s industry.

Although our securities are not listed on the New York Stock Exchange, for purposes of Item 407(a) of Regulation S-K we used the definition of “independence” applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that Mr. DiPaolo is independent under the general director independence standards and the committee independence standards and that none of our other directors is independent under such independence standards. If our securities were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation discussion and analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program and a description of the material factors underlying the decisions which resulted in the 2010 compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and two other individuals who were serving as our executive officers at the end of 2010 (collectively, the “named executive officers”) as presented on the tables which follow this CD&A.

The objective of our executive compensation program is to attract, retain and motivate talented and experienced executive officers who will provide strong leadership to the Company. We have entered into employment contracts with each of our named executive officers. In addition to the compensation elements listed above and described below, these contracts generally provide for post-employment severance payments and other benefits in the event of employment termination under certain circumstances.

Base salary. Base salaries are provided to our named executive officers to compensate them for services rendered during the year. Base salaries of our named executive officers are established upon hire, based on the executive’s compensation history, prior compensation levels for the position, available market data and our hiring needs. Base salaries are reviewed on an annual basis and increases, if any, are determined based on a combination of factors, including the executive’s experience level, job responsibility, salary levels for other executives and the individual’s efforts in achieving business results.

Salaries for 2010 were established for our named executive officers at $446,250 for Mr. O’Leary, $325,000 for Mr. Laxton, $285,000 for Mr. Kiefer and £183,750 ($283,728) for Mr. Craig. For 2010, Messrs. O’Leary, Laxton, and Kiefer elected to receive 70%, 70%, and 80%, respectively, of their base salaries because of uncertain market conditions, although such base salaries are provided for in their individual employment agreements as disclosed in “Employment agreements and potential payments upon termination or change of control.”

Annual performance-based cash bonus. The Company maintains an Annual Performance-Based Cash Bonus Plan (the “Cash Bonus Plan”) for eligible employees, including named executive officers, in order to motivate such employees to achieve designated annual financial targets. We believe the Cash Bonus Plan is an essential component of the Company’s executive compensation program because it assists the Company in attracting, motivating and retaining qualified executives by providing additional earning opportunities based on the named executive’s contributions to the Company’s financial success through the achievement of targeted EBITDA and working capital thresholds. We define EBITDA as net income (loss) from continuing operations before net interest expense, income taxes, and depreciation and amortization.

On an annual basis, the Company’s CEO and CFO make recommendations to the compensation committee on the targeted EBITDA and working capital thresholds based on current market conditions and potential strategic initiatives, taking into account how the annual EBITDA target will contribute to the Company’s long-term performance goals. Dependent upon the named executive officer’s scope of authority, the EBITDA target and working capital thresholds may be set at a Company, division or other business unit level. The compensation committee has final approval of the EBITDA target and working capital threshold. In addition, the compensation committee has discretion to adjust awards or the computation of the EBITDA target and working capital thresholds based on factors outside of the control of individual participants if considered appropriate by the compensation committee.

We determine the annual EBITDA target performance level through a budgeting process that involves the evaluation of current and anticipated market trends related to customers and vendors, and an evaluation of general Company expenses in support of business objectives for the relevant performance year. We believe that our EBITDA targets are moderately difficult to achieve. The compensation committee attempts to set our EBITDA targets so that the relative difficulty of achieving the targets is consistent among the named executive officers in any one year and from year to year. In the past three years, each named executive officer has achieved a performance level that entitled him to some portion or all of his target bonus award.

For 2010, the CEO, CFO and the compensation committee determined that, due to uncertain market conditions, bonuses would not be granted under the Cash Bonus Plan and that EBITDA targets for 2010 would not be set. For 2010, the named executive officers agreed to waive their participation in the Cash Bonus Plan, although such participation is provided for in their individual employment agreements as disclosed in “Employment agreements and potential payments upon termination or change of control.”

Equity-based incentive compensation

The Company established the Edgen Murray II, L.P. Incentive Plan (the “Incentive Plan”) to attract and retain employees, including named executive officers, by offering them a greater stake in the Company’s success in order for the employees to build a closer identity with the Company and to encourage ownership of the Company’s common units by such employees and directors. The Incentive Plan provides for the award of restricted common units that may be subject to time and/or performance based vesting. The general partner of the Company, in its sole discretion, determines the number of restricted common units to award to any of the named executive officers, and the terms and conditions of such awards. There have been no awards granted to named executive officers under this plan since 2007.

In 2007, the Company established the Edgen Murray II, L.P. Option Plan (the “Option Plan”) to attract employees, including named executive officers, to retain and to increase their efforts to make the Company’s business more successful and to enhance Company value.

The Option Plan provides for the award of options to purchase common units at no less than their fair market value as of the date the options are granted. The options are to have a 10-year term and are subject to such other terms and conditions, including vesting, as the general partner of EM II LP may determine.

In October 2007, the Company granted awards under the Option Plan to all named executive officers. Messrs. O’Leary and Laxton received a greater number of options, based on their higher levels of responsibility. These options were designed to incentivize the named executive officers to increase the long-term value of the Company. Accordingly, the options vest in annual increments over five years. No awards were granted to named executive officers in 2008, 2009 and 2010.

Vesting of restricted units and unit options under our equity-based plans may be accelerated in the case of certain events, such as a change in control or an approved sale of the Company or its subsidiaries. Such accelerated vesting is described more fully in the section below entitled “Potential payments upon termination or change in control.”

Perquisites

Perquisites for our named executive officers include auto allowances, supplemental health care payments, country club membership dues, life insurance premiums, tax preparation reimbursement, cell phone, and overseas housing and commuting allowances, if applicable. Generally, all named executive officers receive similar perquisites; however, the exact perquisites are dependent upon specific circumstances and employment practices throughout the world. These perquisites help to provide competitive total compensation packages to the named executive officers, and we believe compare favorably with the perquisites provided by other employers in the Company’s industry who have officers with similar responsibilities.

General employee benefits

Health and welfare plans. The Company has established employee benefit plans for all employees, including medical, dental, group life, disability and accidental death and dismemberment insurance, in order to provide a competitive overall benefits package to attract and retain employees at all levels. Named executive officers are generally eligible to participate in such plans on the same basis as other employees.

Retirement plans. The Company has established several retirement plans, including the Edgen Corporation 401(k) Plan (the “401(k) Plan”). U.S. named executive officers participate in the 401(k) Plan on the same basis as other employees. The 401(k) Plan is tax-qualified and eligible employees may accumulate savings for retirement on a pre-tax basis. The Company makes matching contributions to the 401(k) Plan on behalf of each employee of 50% of the employee’s contributions, up to a maximum of 6% of the employee’s eligible compensation. In addition, the Company may, from time to time, make discretionary profit sharing contributions, the amount of which is determined by the Company in its sole discretion. Company contributions to the 401(k) Plan, vest 25% after the second year of employment, 50% after the third year of employment, 75% after the fourth year of employment and 100% after the fifth year of employment. The Company also maintains a defined contribution pension plan for the benefit of certain employees in the United Kingdom, in which Mr. Craig participates.

Executive time off. Our named executive officers receive a guaranteed amount of Paid Time Off, or PTO, pursuant to employment agreements which generally provide for four weeks of PTO. Our named executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. Under the Company PTO benefit program, upon a termination of employment, Company employees (including the named executive officers) are not entitled to payment of any unused portion of PTO.

Summary compensation table

The following table sets forth certain information with respect to compensation earned for the fiscal years ended December 31, 2010, 2009, and 2008 by the named executive officers.

Name and principal positions	Year	Salary		Stock awards(1)		Option awards(2)		Non-equity Incentive plan compensation		All other compensation(3)		Total
Daniel J. O’Leary Chairman, President and Chief Executive Officer	2010 2009 2008	$ $ $	312,375 379,313 446,250	$ $ $	— — —	$ $ $	— — —	$ $ $	— — 597,975	$ $ $	1,477,270 30,723 50,253	$ $ $	1,789,645 410,036 1,094,478
David L. Laxton, III Executive Vice President and Chief Financial Officer	2010 2009 2008	$ $ $	227,500 276,250 325,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— 435,500	$ $ $	552,973 30,110 43,835	$ $ $	780,473 306,360 804,335
Craig S. Kiefer Executive Vice President—General Manager, Western Hemisphere	2010 2009 2008	$ $ $	256,500 285,000 285,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— 381,900	$ $ $	213,343 25,704 33,644	$ $ $	469,843 310,704 700,544
Michael F.A. Craig(4) Executive Vice President—Managing Director, Eastern Hemisphere	2010 2009 2008	$ $ $	300,700 275,237 222,444	$ $ $	— — —	$ $ $	— — —	$ $ $	— — 308,641	$ $ $	211,657 197,308 242,236	$ $ $	512,357 472,545 773,321

(1)	The amounts in this column represent the grant date fair values of the restricted common units issued by the Company for the respective fiscal years, calculated in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), rather than an amount paid to or realized by the applicable named executive officer.
(2)	The amounts in this column represent the grant date fair values of unit options granted in 2007, calculated in accordance with ASC 718, rather than an amount paid to or realized by the applicable named executive officer. The options vest over five years and have an exercise price of $1,000 per unit, the fair value on the grant date under US GAAP and used to expense unit-based compensation for reporting purposes. The fair value of each unit option was calculated to be $487.84 at grant date by using a Black-Scholes pricing model. See “Item 7. Management’s discussion and analysis of financial condition and result of operations—Critical accounting policies—Equity-based compensation.”

(3)	The amounts in this column represent the dollar value of certain perquisites and other compensation paid to, or on behalf of, the named executive officer and his beneficiaries, as follows:

Name	Year	Insurance premiums(a)	Automobile allowance	Supplemental health care payment(b)	Retirement plan contribution	Club membership	All other compensation(c)		Total
Daniel J. O’Leary	2010	$10,050	$14,400	$9,500	$7,350	$—	$1,435,970		$1,477,270
David L. Laxton, III	2010	$9,786	$14,400	$7,500	$6,512	$—	$514,775		$552,973
Craig S. Kiefer	2010	$7,327	$14,400	$7,500	$7,350	$—	$176,766		$213,343
Michael F.A. Craig	2010	$—	$—	$—	$37,831	$—	$173,826	(d)	$211,657

(a)	Represents Company-paid premiums for the medical, life, long-term disability and other insurance plans maintained by the Company for the executive’s benefit.
(b)	Supplemental health care payments are paid in lump sum and are intended to supplement out of pocket health care costs, such as annual physicals for our U.S. named executive officers.
(c)	Amounts in this column include equity awards granted to Messrs. O’Leary, Laxton, and Kiefer by B&L in connection with EMC’s investment in B&L on August 19, 2010. Mr. O’Leary received 500 Class A restricted units and 1,206 Class A unit options with an aggregate fair market value of $1.4 million. Messrs. Laxton and Kiefer received 250 and 50 Class A restricted units, respectively, and 328.91 and 164.46 Class B units, respectively, with an aggregate fair value of $514,775 and $176,766, respectively. These awards vest over a five year period.
(d)	Mr. Craig is a U.K. national residing and working overseas in Singapore and is provided certain expatriate support including assistance with housing, commuting and other expenses associated with living abroad.

(4)	Mr. Craig’s salary compensation is denominated in U.K. pounds. Accordingly, salary compensation for Mr. Craig has been converted from U.K. pounds into U.S. dollars at the December 31, 2010, 2009, and 2008 average annual exchange rates of 1.00 U.K. pound = 1.54 U.S. dollars, 1.00 U.K. pound = 1.57 U.S. dollars, 1.00 U.K. pound = 1.85 U.S. dollars, respectively.

Grants of plan-based awards

During 2010, there were no annual performance bonuses under our Cash Bonus Plan, restricted common units under our Incentive Plan and options under our Option Plan awarded to our named executive officers.

Outstanding equity awards at fiscal year-end

The following table shows the number of total units consisting of outstanding options and unvested restricted common units held by our named executive officers on December 31, 2010. These outstanding equity awards have been granted to our named executive officers under our Option Plan and under our Incentive Plan, respectively.

	Option awards					Unit awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of units that have not vested(1)	Market value of units that have not vested(2)	Equity incentive plan awards: number of unearned units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned units or other rights that have not vested
Daniel J. O’Leary(3)	600	400	—	$1,000	10/1/17	—	$—	—	$—
David L. Laxton, III(4)	300	200	—	$1,000	10/1/17	—	$—	—	$—
Craig S. Kiefer(5)	150	100	—	$1,000	10/1/17	—	$—	—	$—
Michael F. A. Craig(6)	150	100	—	$1,000	10/22/17	290.73	$373,951	—	$—

(1)	For Mr. Craig, the remaining will vest on February 1, 2011.
(2)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit. The per unit market value of $1,286.25 reflects the fair value of units determined by management of the Company as of December 31, 2010.
(3)	Represents grant to Mr. O’Leary of 1,000 options under the Option Plan on October 1, 2007, which vest in equal annual installments on the following dates: October 1, 2008, October 1, 2009, October 1, 2010, October 1, 2011 and October 1, 2012.
(4)	Represents grant to Mr. Laxton of 500 options under the Option Plan on October 1, 2007, which vest in equal annual installments on the following dates: October 1, 2008, October 1, 2009, October 1, 2010, October 1, 2011 and October 1, 2012.
(5)	Represents grant to Mr. Kiefer of 250 options under the Option Plan on October 1, 2007, which vest in equal annual installments on the following dates: October 1, 2008, October 1, 2009, October 1, 2010, October 1, 2011 and October 1, 2012.
(6)	Represents grant to Mr. Craig of 250 options under the Option Plan on October 22, 2007, which vest in equal annual installments on the following dates: October 22, 2008, October 22, 2009, October 22, 2010, October 22, 2011 and October 22, 2012.

Option exercises and units vested

The following table shows the number of common units acquired and the actual value received during 2010 by our named executive officers upon the exercise of units options or the vesting of restricted unit awards.

	Option awards		Unit awards
Name	Number of units acquired on exercise	Value realized on exercise	Number of units acquired on vesting	Value realized on vesting(1)
Daniel J. O’Leary	—	—	1,049.48	$1,349,894
David L. Laxton, III	—	—	449.78	$578,530
Craig S. Kiefer	—	—	299.85	$385,682
Michael F. A. Craig	—	—	290.73	$373,951

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit, the fair value of units determined by management of the Company as of December 31, 2010.

Employment agreements and potential payments upon termination or change of control

Each of our named executive officers is party to an employment agreement with the Company, or a subsidiary thereof, that provides for base salary, bonus opportunity and additional compensation. In addition, each named executive officer who has received a grant under the Company’s Incentive Plan and Option Plan is party to award agreements. The material terms of these agreements are described below with respect to each named executive officer, including the potential amounts payable to each named executive officer upon termination of his employment under various circumstances. The potential payments described below are estimated based on the assumption that such termination of employment occurred on December 31, 2010. Actual payments, if any, may be more or less than the amounts described below. The compensation committee believes that these employment agreements provide an incentive to the named executive officers to remain with the Company and serve to align the interests of the named executive officers with the interests of the Company, including in the event of a potential acquisition of the Company.

Daniel J. O’Leary. Mr. O’Leary’s employment agreement with EMC, effective January 1, 2009, entitles him to a base salary of $446,250 per year subject to increase by the Board in its discretion. In addition to base salary, Mr. O’Leary is entitled to earn an annual bonus under the Cash Bonus Plan, described above, that is determined as a percentage of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the EBITDA target. The terms of the Cash Bonus Plan are described in more depth above under the caption “Annual performance-based cash bonus.”

Mr. O’Leary’s employment agreement also provides for a supplemental payment of $9,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physical exams, and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. O’Leary’s employment agreement provides that the Company will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. O’Leary’s beneficiaries, and an automobile allowance of $1,200 per month.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. O’Leary’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. O’Leary’s right to any severance payments described below are conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers, and employees away from the Company and its affiliates and subsidiaries for a period of twelve months following termination of employment. Accordingly, if Mr. O’Leary breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the non-competition and non-solicitation provisions.

If Mr. O’Leary’s employment is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. O’Leary’s employment with the Company terminates due to death, Mr. O’Leary’s beneficiaries will be entitled to the proceeds of a life insurance policy on the life of Mr. O’Leary in the amount of $1,000,000. In the event that payment of the proceeds is refused, the Company will commence payment to Mr. O’Leary’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.

If Mr. O’Leary’s employment is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro-rated bonus for the year of termination and continued medical and health benefits for a one-year period following such termination. Finally, if Mr. O’Leary’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for a one-year period following such termination.

If, during Mr. O’Leary’s employment with the Company, there occurs a change in control of the Company, or an approved sale of the Company, then Mr. O’Leary’s unvested restricted units will vest in full. If such change in control occurred on December 31, 2010, then 400 unit options would vest and become exercisable under the Option Plan, subject to the right of the administrator to accelerate the vesting of all options.

Assuming Mr. O’Leary’s employment was terminated under each of these circumstances on December 31, 2010, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$446,250	$—	$—	$10,108	$3,690	$—
Change of Control	$446,250	$—	$—	$10,108	$3,690	$1,950,470	(3)
Death(2)	$446,250	$—	$—	$—	$—	$—
Disability	$446,250	$—	$—	$—	$—	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit. The per unit market value of $1,286.25 reflects the fair value of units determined by management of the Company as of December 31, 2010.
(2)	This amount is only payable in the event that payment of the proceeds of a $1,000,000 life insurance policy is refused. In such event, the Company will commence payment to Mr. O’Leary’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.
(3)	Includes equity awards granted to Mr. O’Leary by B&L with a fair market value of $1.4 million in connection with EMC’s investment in B&L on August 19, 2010.

David L. Laxton, III. Mr. Laxton’s employment agreement with EMC, effective January 1, 2007, entitles him to a base salary of $325,000 per year, subject to increase by the Board in its discretion. In addition to base salary, Mr. Laxton is entitled to earn an annual bonus under the Cash Bonus Plan that is determined as a percentage of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Cash Bonus Plan are described in more depth above under the section entitled “Annual performance-based cash bonus.”

Mr. Laxton’s employment agreement also provides for a supplemental payment of $7,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physical exams, and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. Laxton’s employment agreement provides that the Company will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. Laxton’s beneficiaries, and an automobile allowance of $1,200 per month.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Laxton’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. Laxton’s right to any severance payments described below are conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers and employees away from the Company and its affiliates and subsidiaries for a period of twelve months following termination of employment. Accordingly, if Mr. Laxton breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. Laxton’s employment is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. Laxton’s employment with the Company terminates due to death, Mr. Laxton’s beneficiaries will be entitled to the proceeds of a life insurance policy on the life of Mr. Laxton in the amount of $1,000,000. In the event that payment of the proceeds is refused, the Company will commence payment to Mr. Laxton’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.

If Mr. Laxton’s employment is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro-rated bonus for the year of termination and continued medical and health benefits for a one-year period following such termination. Finally, if Mr. Laxton’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for a one-year period following such termination.

If, during Mr. Laxton’s employment with the Company, there occurs a change in control of the Company or an approved sale of the Company, then Mr. Laxton’s unvested restricted units will vest in full. If such change in control occurred on December 31, 2010, then 200 unit options would vest and become exercisable under the Option Plan, subject to the right of the administrator to accelerate the vesting of all options.

Assuming Mr. Laxton’s employment was terminated under each of these circumstances on December 31, 2010, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$325,000	$—	$—	$9,615	$2,535	$—
Change of Control	$325,000	$—	$—	$9,615	$2,535	$772,025	(3)
Death(2)	$325,000	$—	$—	$—	$—	$—
Disability	$325,000	$—	$—	$—	$—	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit. The per unit market value of $1,286.25 reflects the fair value of units determined by management of the Company as of December 31, 2010.
(2)	This amount is only payable in the event that payment of the proceeds of a $1,000,000 life insurance policy is refused. In such event, the Company will commence payment to Mr. Laxton’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.
(3)	Includes equity awards granted to Mr. Laxton by B&L with a fair market value of $514,775 in connection with EMC’s investment in B&L on August 19, 2010.

Craig S. Kiefer. Mr. Kiefer’s employment agreement with EMC, effective July 28, 2010, entitles him to a base salary of $285,000 per year, to be reviewed for increase no less than an annually by the Compensation Committee. In addition to base salary, Mr. Kiefer is entitled to earn an annual bonus under the EMC bonus plan currently in effect, that is determined as a percentage of his base salary and based strictly on the terms of the bonus plan. Mr. Kiefer is entitled to an annual bonus in the amount of 100% of his base salary.

Mr. Kiefer’s employment agreement provides that EMC will pay an automobile allowance of $1,200 per month, health, dental and life insurance consistent with the general company policy, 401(k) plan benefits consistent with the general company policy, company provided cell phone and service and vacation policy consistent with general company policy.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Kiefer’s employment with the EMC is terminated, for certain reasons described below, upon signing a release of claims with EMC he may be entitled to severance payments. Mr. Kiefer’s right to any severance payments described below are also conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with EMC’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers and employees away from EMC and its affiliates and subsidiaries for a period of twenty-four months following termination of employment. Accordingly, if Mr. Kiefer breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, Mr. Kiefer is obligated to repay EMC, in cash, the total amount of severance payments made and EMC will have not further obligations to make additional severance payments.

If Mr. Kiefer’s employment is terminated due to disability, his employment agreement provides that he will be paid his base salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. Kiefer’s employment with the Company terminates due to death, Mr. Kiefer’s beneficiaries will be entitled to continued payment of Mr. Kiefer’s base salary (as in effect during the year of his death) for twelve months following his death and a pro-rated bonus, if earned, for the year in which such termination occurs. If during July 28, 2010 through July 28, 2011 (the “Initial Term”) Mr. Kiefer is terminated by the Company without cause or Mr. Kiefer terminates his employment upon a showing of good reason, his employment agreement provides that he is entitled to payment of his base salary through the end of the Initial Term, except that such payment shall be for at least one year, other benefits in effect at the time of termination (such as health insurance, 401(k) participation, disability insurance, etc.) through the end of the Initial Term and any bonus accrued during the calendar year in which termination occurs to be paid in a lump sum on the date bonuses are customarily paid. If Mr. Kiefer is terminated without cause or he terminates his employment upon a showing of good reason after the Initial Term, his employment agreement provides that he is entitled to payment of his base salary for one year, other benefits in effect at the time of termination (such as health insurance, 401(k) participation, disability insurance, etc.), and any bonus accrued during the calendar year in which termination occurs to be paid in a lump sum on the date bonuses are customarily paid.

Finally, if Mr. Kiefer’s employment is terminated without cause or upon a showing of good reason within one year of a change in control or Mr. Kiefer voluntarily terminates his employment on his own initiative on or after 275 days (but no later than 305 days) following a change in control, he is entitled to payment of base salary earned through the date of termination to be paid in a lump sum no later than 15 days after termination, one times the sum of his base salary at the rate in effect on his date of termination, any bonus accrued during the calendar year in which the termination occurs and paid in a lump sum on the customary date for bonus payments, and other benefits then due and earned. If, however, Mr. Kiefer voluntarily terminates his employment and becomes actively involved in EMC or it successor within 12 months of the date of voluntary termination, then obligations to pay base salary will cease.

Assuming Mr. Kiefer’s employment was terminated under each of these circumstances on December 31, 2010, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$285,000	$—	$—	$9,615	$76	$—
Change of Control	$285,000	$—	$—	$9,615	$76	$305,391	(2)
Death	$285,000	$—	$—	$—	$—	$—
Disability	$285,000	$—	$—	$—	$—	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit. The per unit market value of $1,286.25 reflects the fair value of units determined by management of the Company as of December 31, 2010.
(2)	Includes equity awards granted to Mr. Kiefer by B&L with a fair market value of $176,766 in connection with EMC’s investment in B&L on August 19, 2010.

Michael F.A. Craig. Mr. Craig’s employment agreement with EM Singapore, a wholly owned subsidiary of the Company, effective June 28, 1994, entitles him to a base salary for 2010 of £175,000 per year, subject to annual review by the Board. Mr. Craig is eligible to participate in the Cash Bonus Plan and is entitled to receive an annual bonus that is determined as a percentage of his base salary based on the Company’s annual performance. The terms of the Cash Bonus Plan are described in more depth above under the section entitled “Annual performance-based cash bonus.”

The employment agreement may be terminated by us for cause, or for any reason other than cause (with severance payable upon termination other than for cause in an amount equal to three months of salary or the remaining portion of the employment term).

Mr. Craig is subject to the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with the Company’s and any associated company’s business and from soliciting customers, clients, employees and suppliers away from the Company and its associated companies during employment and for a period of six months (or, with respect to the solicitation of employees and suppliers, two years and one year, respectively) after termination of employment with the Company.

If, during Mr. Craig’s employment with the Company, there occurs a change in control of the Company or an approved sale of the Company, then Mr. Craig’s unvested restricted units will vest in full. If such change in control occurred on December 31, 2010, then 290.73 restricted units would vest immediately and the aggregate value of the accelerated restricted units would be $144,743. Upon a change in control and at the discretion of the plan administrator, 100 unit options may vest and become exercisable under the Option Plan.

Assuming Mr. Craig’s employment was terminated under each of these circumstances on December 31, 2010, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$300,700	$—	$—	$11,852	$—	$—
Change of Control	$300,700	$—	$—	$11,852	$—	$502,576
Death	$300,700	$—	$—	$—	$—	$—
Disability	$300,700	$—	$—	$—	$—	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,286.25 per unit. The per unit market value of $1,286.25 reflects the fair value of units determined by management of the Company as of December 31, 2010.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Nicholas Daraviras

James L. Luikart

Edward J. DiPaolo

Compensation committee interlocks and insider participation

Messrs. Daraviras, Luikart and DiPaolo performed the functions of a compensation committee during the last fiscal year. None of them was, during the last fiscal year, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure under Item 404 of Regulation S-K other than as set forth in “Certain relationships and related person transactions.”

During the last year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving on our board of directors or compensation committee.

Director compensation

Our policy is not to pay director compensation to directors who are also our employees. One of our directors, Mr. DiPaolo, receives director fees as a director of the Company. For the year ended December 31, 2010, 2009, and 2008, the Company paid Mr. DiPaolo $30,000, $20,000, and $20,000 in director fees, respectively. No perquisites were extended to any director for the year ended December 31, 2010.

All of our directors are entitled to receive reimbursement of their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Compensation Risk

The board believes that the potential risks arising from the Company’s compensation policies and practices for all employees, including named executive officers, are not reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents for the named executive officers, the directors of the general partner, such directors and our executive officers as a group and each person or group that is known to us to be the beneficial owner of more than 5% of EM II LP’s common partnership units (the “units”) the number of EM II LP units and the percentage of EM II LP’s units beneficially owned as of March 24, 2011.

The amounts and percentages of common shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic interest. To our knowledge, each of the security holders listed below has sole voting and investment power as to the securities shown unless otherwise noted and subject to community property laws where applicable.

Name	Number of outstanding common partnership units of EM II LP beneficially owned	Percentage of outstanding common partnership units of EM II LP beneficially owned
Greater than 5% holders:
Fund IV(1)	79,999.00	38.19%
General Electric Pension Trust(2)	30,000.00	14.32%
PPM America Private Equity Fund II LP(3)	14,000.00	6.68%
Pacific Street Fund LP(4)	14,000.00	6.68%
Named executive officers and directors:
Daniel J. O’Leary(5)	7,770.32	3.70%
David L. Laxton III(5)	3,729.72	1.78%
Craig S. Kiefer(5)	2,538.46	1.21%
Daniel D. Keaton (5)	932.29	*
Michael F. A. Craig(6)	3,851.84	1.81%
Nicholas Daraviras(7)	0.00	*
James L. Luikart(7)(8)	79,999.00	38.19%
Edward J. DiPaolo(9)	500.00	*

All executive officers and directors as a group (8 persons)	99,321.63	47.37%

*	Indicates less than 1%.
(1)	Consists of 69,458.87 units held by Jefferies Capital Partners IV L.P., 8,000.03 units held by Jefferies Employee Partners IV LLC and 2,540.10 units held by JCP Partners IV LLC, which are private equity investment funds managed by JCP. Brian P. Friedman, who is the President of the general partner of Fund IV, and James L. Luikart, who is the Executive Vice President of the general partner of Fund IV, are the managing members of the manager of these funds and may be considered the beneficial owners of the units owned by these funds, but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such units, except to the extent of each of their pecuniary interests therein. The address for each of the funds managed by Jefferies Capital Partners is 520 Madison Avenue, 10th Floor, New York, New York 10022.

(2)	General Electric Pension Trust is an employee benefit plan trust for the benefit of the employees and retirees of General Electric Company and its subsidiaries. GE Asset Management Incorporated is a registered investment adviser and acts as Investment Manager for the Trust. GE Asset Management may be deemed to beneficially share ownership of the shares owned by the Trust, but has no pecuniary interest in such shares. GE expressly disclaims beneficial ownership of all shares owned by the Trust. General Electric Pension Trust’s address is c/o GE Asset Management Incorporated, 3001 Summer Street, Stamford, Connecticut 06905.
(3)	The address of PPM America Private Equity Fund II LP is 225 W. Wacker Drive, Suite 1200, Chicago, IL 60606. PPM America Capital Partners II, LLC is the general partner of PPM America Private Equity Fund II LP and, as such, may be deemed to beneficially own the units held by PPM America Private Equity Fund II LP. PPM America Capital Partners II, LLC disclaims beneficial ownership of the units except to the extent of its pecuniary interest in PPM America Private Equity Fund II LP.
(4)	The address of Pacific Street Fund LP is c/o Twin Bridge Capital Partners, 225 W. Washington Street, Suite 1155, Chicago, IL 60606.
(5)	The address of each such person is c/o Edgen Murray Corporation, 18444 Highland Road, Baton Rouge, Louisiana 70809.
(6)	The address of Mr. Craig is 7 Tuas South Street 5, Tuas, Singapore 637136.
(7)	The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 10th Floor, New York, New York 10022.
(8)	Consists of 69,458.87 units held by Jefferies Capital Partners IV L.P., 8,000.03 units held by Jefferies Employee Partners IV LLC and 2,540.10 units held by JCP Partners IV LLC. Mr. Luikart, who is the Executive Vice President of the general partner of Fund IV, is a managing member of the manager of these funds and may be considered the beneficial owner of the units owned by these funds, but he expressly disclaims beneficial ownership of such units, except to the extent of his pecuniary interest therein.
(9)	The address of Mr. DiPaolo is GCP712 Main Street, Suite 2500, Houston, Texas 77002.

Equity Compensation Plan Information

Equity Compensation Plan Information

At December 31, 2010

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	10,855	$1,000	195
Equity compensation plans not approved by security holders(2)	—	—	—

Total	10,855	$1,000	195

(1)	Includes restricted common units available for grant under the Edgen Murray II, L.P. Option Plan and Edgen Murray II, L.P. Incentive Plan.
(2)	Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Employment agreements

We have entered into employment agreements with certain of our officers. For more information regarding these agreements, see “Item 11. Executive Compensation—Equity-based incentive compensation—Employment agreements and potential payments upon termination or change of control.”

Management agreement

In connection with the Buy-out Transaction, EMC entered into a management agreement with JCP. Pursuant to this management agreement, JCP may provide management, business and organizational strategy and merchant and investment banking services to EMC. In exchange for these services, EMC may pay JCP an annual management fee in an amount agreed to between JCP and EMC from time to time, plus reasonable out-of-pocket expenses. In addition, JCP may negotiate with EMC to provide additional management, financial or other corporate advisory services in connection with any transaction. The management agreement provides that JCP will be paid a transaction fee for such services rendered by JCP in an amount mutually agreed upon by JCP and EMC, plus reasonable out-of-pocket expenses. The management agreement has an initial term of ten years. No management fees have been paid under this agreement to date and we did not pay any fees to JCP in connection with the exchange offer under this agreement. We reimbursed JCP for expenses of $47,000, $66,000 and $60,000 during the years ended December 31, 2008, 2009 and 2010, respectively.

Bourland & Leverich Investment

On August 19, 2010, a newly formed entity controlled by JCP acquired B&L and substantially all of the assets and certain specified liabilities of B&L and its operating subsidiaries. In connection with the acquisition, EMC invested $10.0 million in B&L for approximately 14.5% of the equity. As of December 31, 2010 EMC had an investment in unconsolidated entity of $10.8 million. For the period August 19, 2010 to December 31, 2010, EMC had equity earnings from unconsolidated entity of $1.0 million.

For the year ended December 31, 2010, we had purchases from B&L of $1.1 million in the normal course of business. At December 31, 2010, we owed $3,000 to B&L, which is included in accounts payable on our consolidated balance sheet.

Additionally, we entered into a services agreement with the parent company of B&L to provide advisory and administrative support services to B&L, such as information technology, human resources, treasury, tax, accounting and other services, for a $2.0 million annual fee. Daniel J. O’Leary, the president and chief executive officer of EMC and chairman and director of our general partner, serves as non-executive chairman of the board of directors for B&L, and Messrs. Daraviras, DiPaolo and Luikart, each of whom serves as a director of our general partner, serves on the board of directors for B&L.

On August 19, 2010, B&L granted certain equity awards to Messer’s. O’Leary, Laxton and Kiefer in connection with the completion of the acquisition of B&L. Mr. O’Leary received 500 Class A restricted units and 1,206 Class A unit options with an aggregate fair market value of $1.4 million. Messrs. Laxton and Kiefer received 250 and 50 Class A restricted units, respectively, and 328.91 and 164.46 Class B units, respectively, with an aggregate fair value of $0.5 million and $0.2 million, respectively. These equity awards vest over a five year period.

Jefferies & Company

The parent company of Jefferies & Company, Inc. is Jefferies Group, Inc. Jefferies Group, Inc. directly or indirectly has made a substantial investment in and has a substantial, non-voting economic interest in funds managed by JCP, which hold a substantial portion of our equity interests, and in JCP, which controls our general partner and manages the JCP funds. Jefferies Group, Inc. also employs and provides office space for JCP’s employees, for which JCP reimburses Jefferies Group on an annual basis, and guarantees a portion of the debt provided by a third party lender to one of the funds managed by JCP. Mr. Brian P. Friedman, who is a director of Jefferies Group, Inc. and Chairman of the Executive Committee of Jefferies & Company, Inc., is one of the managing members of JCP. Mr. James L. Luikart is one of the managing members of JCP and a director of our general partner, and Mr. Nicholas Daraviras is a Managing Director of JCP and a director of our general partner.

Policy for approval of related party transactions

We do not have a formal policy for treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee selected, and the Board of Directors ratified, Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Company to perform the annual audit of our 2010 financial statements. We paid our independent registered public accounting firm the amounts set forth in the tables below for services provided in the last two years.

Audit fees are the aggregate fees for services of the independent registered public accounting firm for audits of our annual financial statements, and review of our quarterly financial statements included in our Forms 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those years, such as any filings related to acquisitions or our publicly traded debt securities. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements and statutory audits required by non-U.S. jurisdictions.

Audit-related fees are those fees for services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included as audit fees. Our audit-related fees were paid for issuance of consents and assistance with review of documents filed with the SEC.

Tax Fees included primarily tax compliance fees.

Principal accounting fees were as follows:

	2010	2009
Audit Fees	$1,051,834	$1,320,274
Audit-Related fees	$160,744	$218,947
Tax Fees	$81,675	$155,763
All Other Fees	$—	$—

Because we are not required to comply with Section 404 of the Sarbanes-Oxley Act until the year ended December 31, 2011, no fees were paid to the independent registered public accounting firm for an audit of our internal control over financial reporting, including testing and compliance with Section 404 of the Sarbanes-Oxley Act.

The Audit Committee approved all of these fees in advance. The Audit Committee has adopted a Pre-Approval Policy that requires that the Audit Committee approve in advance the engagement letter and all audit fees set forth in such letter for the independent registered public accounting firm. In addition, the Audit Committee will review proposed audit, audit-related, tax and other services that management desires the independent registered public accounting firm to perform to ensure that such services and the proposed fees related to the services will not impair the independent registered public accounting firm’s independence and that such services and fees are consistent with the rules established by the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” are filed as part of this report.

(2) Financial Statement Schedules.

The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

The following is a list of exhibits filed as part of this report. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit	Title

3.1	Amended and Restated Limited Partnership Agreement of Edgen Murray II, L.P. (incorporated by reference to Exhibit 3.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.1	Indenture, dated December 23, 2009, among Edgen Murray Corporation, Edgen Murray II, L.P., the other Guarantors as defined therein and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 4.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.2	Form of Edgen Murray Corporation, 12.25% Senior Secured Note due 2015 (included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., J.P. Morgan Securities Inc., Jefferies & Company, Inc., Barclays Capital Inc. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.1	Intercreditor Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2	Credit Agreement, dated as of May 11, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.2a	First Amendment to Credit Agreement, dated as of June 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3a to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2b	Second Amendment to Credit Agreement, dated as of August 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3b to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2c	Third Amendment to Credit Agreement, dated as of August 12, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3c to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2d	Fourth Amendment to Credit Agreement, dated as of September 17, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3d to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2e	Fifth Amendment to Credit Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3e to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2f	Loan Party Joinder Agreement, dated as of January 28, 2010, between Edgen Murray do Brazil LTDA and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3f to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2g	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ I, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3g to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2h	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ II, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3h to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.2i	Loan Party Joinder Agreement, dated as of February 16, 2010, between EMGH Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3i to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.3	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.4 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.4	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.6 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5a*	Amendment to Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Edgen Murray Corporation and Craig Kiefer.

10.6	Contract of Employment, dated June 28, 1994, by and between Murray International Metals Limited and Michael Craig (incorporated by reference to Exhibit 10.7 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.7*	Employment Agreement, dated as of February 8, 2011, by and between Edgen Murray Corporation and Daniel Dean Keaton.

10.8	Edgen Murray II, L.P. Incentive Plan (incorporated by reference to Exhibit 10.8 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.9	Edgen Murray II, L.P. 2007 Option Plan (incorporated by reference to Exhibit 10.9 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.10	Edgen Murray Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10.10 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.11	Lease, dated as of December 16, 2005, by and among Murray International Metals Limited and Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.11 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.12	Guarantee, dated January 25, 2006, by Murray International Metals Pte. Limited in favor of Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.12 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Separate financial statements of affiliates whose securities are pledged as collateral.

Exhibits 10.3 through 10.10 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

c)	The consolidated financial statements and notes thereto for Edgen Murray Corporation, included in Exhibit 99.1, above, are incorporated herein by reference.
*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN MURRAY II, L.P.

Date: March 24, 2011	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Laxton, III and Daniel J. O’Leary, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2010 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J. O’Leary Daniel J. O’Leary	Chief Executive Officer, President and Director of the General Partner (Principal Executive Officer)	March 24, 2011

/s/ David L. Laxton, III David L. Laxton, III	Chief Financial Officer (Principal Financial Officer)	March 24, 2011

/s/ Nicholas Daraviras Nicholas Daraviras	Director of the General Partner	March 24, 2011

/s/ James L. Luikart James L. Luikart	Director of the General Partner	March 24, 2011

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director of the General Partner	March 24, 2011

EXHIBIT

INDEX

Exhibit	Title

3.1	Amended and Restated Limited Partnership Agreement of Edgen Murray II, L.P. (incorporated by reference to Exhibit 3.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.1	Indenture, dated December 23, 2009, among Edgen Murray Corporation, Edgen Murray II, L.P., the other Guarantors as defined therein and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 4.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.2	Form of Edgen Murray Corporation, 12.25% Senior Secured Note due 2015 (included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., J.P. Morgan Securities Inc., Jefferies & Company, Inc., Barclays Capital Inc. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.1	Intercreditor Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2	Credit Agreement, dated as of May 11, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2a	First Amendment to Credit Agreement, dated as of June 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3a to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2b	Second Amendment to Credit Agreement, dated as of August 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3b to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2c	Third Amendment to Credit Agreement, dated as of August 12, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3c to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2d	Fourth Amendment to Credit Agreement, dated as of September 17, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3d to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2e	Fifth Amendment to Credit Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3e to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.2f	Loan Party Joinder Agreement, dated as of January 28, 2010, between Edgen Murray do Brazil LTDA and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3f to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2g	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ I, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3g to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2h	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ II, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3h to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2i	Loan Party Joinder Agreement, dated as of February 16, 2010, between EMGH Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3i to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.3	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.4 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.4	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.6 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5a*	Amendment to Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Edgen Murray Corporation and Craig Kiefer.

10.6	Contract of Employment, dated June 28, 1994, by and between Murray International Metals Limited and Michael Craig (incorporated by reference to Exhibit 10.7 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.7*	Employment Agreement, dated as of February 8, 2011, by and between Edgen Murray Corporation and Daniel Dean Keaton.

10.8	Edgen Murray II, L.P. Incentive Plan (incorporated by reference to Exhibit 10.8 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.9	Edgen Murray II, L.P. 2007 Option Plan (incorporated by reference to Exhibit 10.9 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.10	Edgen Murray Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10.10 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.11	Lease, dated as of December 16, 2005, by and among Murray International Metals Limited and Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.11 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.12	Guarantee, dated January 25, 2006, by Murray International Metals Pte. Limited in favor of Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.12 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Separate financial statements of affiliates whose securities are pledged as collateral.

Exhibits 10.3 through 10.10 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.