Form 10-Q
period 2011-03-31
Edgen Murray II, L.P.
filed 2011-05-13
CIK 1487544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-165928 - 01

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated balance sheets

At March 31, 2011 and December 31, 2010

(In thousands)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,206	$62,478
Accounts receivable—net of allowance for doubtful accounts of $1,399 and $1,725, respectively	119,530	104,831
Inventory	132,243	128,482
Income tax receivable	19,071	19,595
Prepaid expenses and other current assets	7,628	6,039
Deferred tax asset—net	214	35
Asset held for sale	—	5,224

Total current assets	339,892	326,684

PROPERTY, PLANT, AND EQUIPMENT—Net	48,811	49,287
GOODWILL	23,774	22,912
OTHER INTANGIBLE ASSETS	37,657	40,766
OTHER ASSETS	807	812
DEFERRED TAX ASSET—Net	—	38
DEFERRED FINANCING COSTS	11,760	12,678
INVESTMENT IN UNCONSOLIDATED ENTITY	11,148	10,843

TOTAL	$473,849	$464,020

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$6	$2
Accounts payable	99,213	68,812
Accrued expenses and other current liabilities	9,992	10,140
Income tax payable	3,017	2,046
Deferred revenue	1,270	2,304
Accrued interest payable	12,104	26,340
Deferred tax liability—net	—	38
Current portion of capital lease	345	318
Current portion of long-term debt	—	—

Total current liabilities	125,947	110,000

DEFERRED TAX LIABILITY—Net	5,403	5,470
OTHER LONG-TERM LIABILITIES	293	319
CAPITAL LEASE	18,738	18,201
LONG-TERM DEBT	461,468	461,292

Total liabilities	611,849	595,282

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT:
General partner	1	1
Limited partners	(138,049)	(131,305)
Non-controlling interest	48	42

Total partners’ deficit	(138,000)	(131,262)

TOTAL	$473,849	$464,020

See notes to unaudited condensed consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of operations

For the three months ended March 31, 2011 and 2010

(In thousands)

	Three months ended March 31,
	2011	2010
SALES	$185,562	$144,490
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization expense shown below)	158,868	122,606
Selling, general, and administrative expense, net of service fee income	16,349	16,124
Depreciation and amortization expense	5,292	5,025

Total operating expenses	180,509	143,755

INCOME FROM OPERATIONS	5,053	735
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	432	—
Other income (expense)—net	1,173	(57)
Interest expense—net	(16,120)	(16,072)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(9,462)	(15,394)
INCOME TAX EXPENSE (BENEFIT)	556	(8,429)

NET LOSS	(10,018)	(6,965)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6	—

NET LOSS AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(10,024)	$(6,965)

See notes to unaudited condensed consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of partners’ (deficit) capital and comprehensive income (loss)

For the three months ended March 31, 2011 and 2010

(In thousands, except unit data)

	Number of units
	Common general partnership interests	Common limited partnership interests	General and limited common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total
BALANCE—January 1, 2010	1	209,598	$(8,310)	$(21,469)	$(29,779)	—	$(29,779)
Net loss	—	—	(6,965)	—	(6,965)	—	(6,965)
Other comprehensive income (loss)—
Foreign translation adjustments	—	—	—	(5,505)	(5,505)	—	(5,505)

Comprehensive loss	—	—	—	—	(12,470)
Amortization of restricted common units	—	—	281	—	281		281
Amortization of unit options	—	—	249	—	249	—	249

BALANCE—March 31, 2010	1	209,598	$(14,745)	$(26,974)	$(41,179)	$—	$(41,719)

BALANCE—January 1, 2011	1	209,493	$(105,773)	$(25,531)	$(131,304)	$42	$(131,262)
Net (loss) income	—	—	(10,024)	—	(10,024)	6	(10,018)
Other comprehensive income (loss)—
Foreign translation adjustments	—	—	—	3,066	3,066	—	3,066

Comprehensive loss	—	—	—	—	(6,958)
Amortization of restricted common units	—	—	8	—	8	—	8
Amortization of unit options	—	—	206	—	206	—	206

BALANCE—March 31, 2011	1	209,493	$(115,583)	$(22,465)	$(138,048)	$48	$(138,000)

See notes to unaudited condensed consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of cash flows

For the three months ended March 31, 2011 and 2010

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,018)	$(6,965)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,292	5,025
Amortization of deferred financing costs	939	889
Equity in earnings of unconsolidated entity	(432)	—
Accretion of discount on long-term debt	177	156
Noncash accrual of interest on note payable	—	92
Unit-based compensation expense	214	530
Provision for doubtful accounts	(212)	(140)
Provision for inventory allowances and writedowns	125	622
Deferred income tax (benefit) expense	(441)	357
Gain on foreign currency transactions	(235)	(237)
Loss on derivative instruments	—	126
Gain on sale of property, plant, and equipment	(977)	(168)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(13,771)	14,997
(Increase) decrease in inventory	(2,945)	7,107
Decrease (increase) in income tax receivable	525	(4,037)
(Increase) decrease in prepaid expenses and other current assets	(1,495)	3,992
Increase in accounts payable	29,302	14,898
Decrease in accrued expenses and other current liabilities and deferred revenue	(14,913)	(615)
Increase (decrease) in income tax payable	956	(298)
Increase (decrease) in other	25	(567)

Net cash (used in) provided by operating activities	(7,884)	35,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(315)	(854)
Proceeds from the sale of property, plant, and equipment	6,208	197

Net cash provided by (used in) investing activities	5,893	(657)

(Continued)

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of cash flows

For the three months ended March 31, 2011 and 2010 (continued)

(In thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(374)
Principal payments of capital lease and long-term debt	(135)	(241)
Proceeds from Asset Based Loan Facility (“ABL Facility”)	222	265
Payments to ABL Facility	(222)	(265)
Increase (decrease) in managed cash overdraft and short-term loans	10	(204)

Net cash used in financing activities	(125)	(819)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	844	1,127

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,272)	35,415
CASH AND CASH EQUIVALENTS—Beginning of period	62,478	65,733

CASH AND CASH EQUIVALENTS—End of period	$61,206	$101,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid and received for:
Interest	$29,184	$1,858

Income taxes	$295	$4,123

Income tax refunds	$829	$4,969

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment included in accounts payable	$53	$1,542

(Concluded) See notes to unaudited condensed consolidated financial statements.

.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited condensed consolidated financial statements

(In thousands, except per unit data and number of units)

1. General information

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

The Company is a global industrial distributor of specialty steel products primarily to the oil and gas, power, petrochemical and civil construction markets. The Company’s product catalog consists of pipe, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. The Company’s customers include engineering, procurement and construction firms, equipment fabricators, multi-national and national major integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipality and transportation authorities.

Organization—EM II LP is a Delaware limited partnership formed on April 3, 2007, by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Fund IV”), to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor, which was formed by ING Furman Selz Investors III, LP, ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. (collectively, “Fund III”) and certain members of Edgen Murray Corporation (“EMC”) management. On May 11, 2007, EM II LP, including institutional investors and existing management, acquired the common shares of EMC and Pipe Acquisition Limited (“PAL”), the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”. Jefferies Capital Partners (“JCP”) has controlled EM II LP and its predecessor, Edgen/Murray L.P., since the acquisition of Edgen Corporation on February 1, 2005.

Basis of presentation—The condensed consolidated financial statements and the related notes to the financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) in accordance with the Financial Accounting Standards Board’s (“FASB”), Generally Accepted Accounting Principles Topic, Accounting Standards Codification (“ASC”) 105 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ending December 31, 2010 filed with the SEC and other financial information filed with the SEC.

The condensed consolidated financial statements include the accounts of EM II LP and its wholly-owned subsidiaries. EM II LP’s subsidiary, Edgen Murray FZE (“EM FZE”), has a 70% ownership in a Bahraini joint venture which operates in Saudi Arabia and which is consolidated; the remaining 30% ownership is presented as a non-controlling interest in the condensed consolidated financial statements. All intercompany transactions have been eliminated in consolidation. The Company’s investment in Bourland and Leverich Holding Company LLC (“B&L”), a distributor of oil country tubular goods, is accounted for under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures, which requires the use of the equity method of accounting unless the investor’s interest is “so minor” that the investor may have virtually no influence over operating and financial policies. Because the Company’s investment in B&L represents 14.5% of the common equity of a limited liability company, the Company’s investment is considered to be more than “minor” and is therefore subject to the equity method of accounting.

The Company’s investment in B&L is included in “Investment in unconsolidated entity” on the condensed consolidated balance sheets. Earnings on this investment are recorded in “Equity in earnings of unconsolidated entity” in the condensed consolidated statements of operations. Any intra-entity profit or loss has been eliminated for the three months ended March 31, 2011.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (3) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

•	provisions for uncollectible receivables and client claims and recoveries of costs from vendors, and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	accruals for estimated liabilities, including litigation and insurance accruals; and

•	valuation of equity-based compensation.

Actual results could differ from those estimates, and the foregoing interim results are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year ending December 31, 2011. Dollar amounts contained in these condensed consolidated financial statements are in thousands, except per unit and number of unit data.

2. Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through issuance of an Accounting Standards Updates (“ASU”). The Company adopts new accounting pronouncements as of the specified effective date.

In October 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force which provides guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company has applied this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2010, FASB issued ASU 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations—A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company will apply this guidance prospectively for business combinations for which the acquisition date is after January 1, 2011.

3. Property, plant, and equipment-net

	March 31, 2011	December 31, 2010
Land and land improvements	$11,193	$11,191
Building	35,862	35,429
Equipment and computers	28,171	28,639
Leasehold improvements	5,498	4,631
Work in progress	111	90

	80,835	79,980
Less accumulated depreciation	(32,024)	(30,693)

Property, plant, and equipment—net	$48,811	$49,287

	Three months ended March 31,
	2011	2010
Depreciation expense	$1,395	$1,165

The Company is party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At March 31, 2011 and December 31, 2010, the Company has recorded current obligations under the capital lease of $345 and $318, respectively, and non-current obligations under the finance lease of $18,738 and $18,201, respectively. The carrying value of the leased fixed assets included in property, plant and equipment is as follows:

	Gross carrying value		Accumulated amortization		Net carrying value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Capital Lease	$20,501	$19,757	$(4,015)	$(3,668)	$16,486	$16,089

	Three months ended March 31,
	2011	2010
Depreciation expense on capital lease	$208	$183

Substantially all of the Company’s U.S. property, plant, and equipment is pledged as collateral for the Company’s long-term debt.

4. Intangible assets

	Gross carrying value		Accumulated amortization		Net carrying value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Customer relationships	$83,804	$81,941	$(65,533)	$(61,198)	$18,271	$20,743
Noncompetition agreements	22,011	22,011	(14,321)	(13,409)	7,690	8,602
Sales backlog	9,737	9,580	(9,737)	(9,580)	—	—
Trade names	11,682	11,407	—	—	11,682	11,407
Trademarks	14	14	—	—	14	14

	$127,248	$124,953	$(89,591)	$(84,187)	$37,657	$40,766

	Three months ended March 31,
	2011	2010
Amortization expense	$3,897	$3,860

The gross carrying value of intangible assets increased $2,295 at March 31, 2011 compared to December 31, 2010 due to the effect of foreign currency translation.

The Company’s scheduled amortization expense associated with intangibles is expected to be:

Years ending December 31
2011(remaining)	$11,685
2012	12,136
2013	1,808
2014	332
2015	—
Thereafter	—

$25,961

The weighted-average remaining amortization period for customer relationships and noncompetition agreements was approximately two years at March 31, 2011.

5. Goodwill

Under ASC 350, Intangibles—Goodwill and Other, an impairment test is required to be performed upon adoption and at least annually thereafter. Material amounts of recorded goodwill attributable to each of the Company’s reporting units are tested for impairment during the first quarter of each year, or whenever events indicate impairment may have occurred, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using discounted cash flows, and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted-average cost of capital and guideline company multiples for each of the reportable units.

The following table reflects changes to goodwill for the three months ended March 31, 2011:

Balance—January 1, 2011	$22,912
Foreign currency translation	862

Balance—March 31, 2011	$23,774

See Note 11 for a description of goodwill and other intangible assets by reportable segment.

6. Investment in unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L, a distributor of oil country tubular goods. The B&L investment is accounted for using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Equity method investments are included in “Investment in unconsolidated entity” on the condensed consolidated balance sheets. Earnings on this investment are recorded in “Equity in earnings of unconsolidated entity” within the condensed consolidated statements of operations. At March 31, 2011 and December 31, 2010, the investment in B&L was $11,148 and $10,843, respectively. Equity in the earnings of B&L for the three months ended March 31, 2011 was $432. There was no equity in the earnings of B&L for the three months ended March 31, 2010 as the investment was not made until August 19, 2010.

In addition to EMC’s investment in B&L, EMC entered into a service fee agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services for an annual fee of $2,000 and reimbursement of costs incurred by EMC. Selling, general, and administrative expense, net of service fee income on the condensed consolidated statement of operations includes $500 of service fee income related to the service fee agreement for the three months ended March 31, 2011.

7. Credit arrangements and long-term debt

Credit arrangements and long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
$465,000 12.25% EMC Senior Secured Notes, net of discount of $3,532 and $3,708 at March 31, 2011 and December 31, 2010, respectively, secured by a lien on the principal U.S. assets of EMC and EM II LP, including up to 65% of the voting stock of EM II LP’s non-U.S. subsidiaries; due January 15, 2015	$461,468	$461,292
$175,000 ABL Facility, due May 11, 2012	—	—

Total	461,468	461,292
Less current portion	—	—

Long-term debt	$461,468	$461,292

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

The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. Among other things, it limits the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on the Company’s ability to pay dividends or make certain other restricted payments and its ability or the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets. At March 31, 2011, the Company was in compliance with the affirmative and negative covenants applicable under the EMC Senior Secured Notes.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At March 31, 2011, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

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

The ABL Facility contains financial, affirmative and negative covenants. At March 31, 2011, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility.

At March 31, 2011 and December 31, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $24,788 and $22,136, respectively, including a letter of credit issued to HSBC in the amount of $12,000, which supports the local credit facility of EM FZE. At March 31, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$75,721		$2,076	$21,780	$8,747	$108,324
Less utilization	(23,095	)(a)	(38)	(2,050)	(3,236)	(28,419)

Net availability	$52,626		$2,038	$19,730	$5,511	$79,905

(a)	Includes a letter of credit in the amount of $12,000 issued to HSBC which supports the local credit facility of EM FZE (see below).

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At March 31, 2011 and December 31, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing Dubai Interbank Offered Rate, plus a margin of 2%. At March 31, 2011 and December 31, 2010, there was approximately $798 and $861 in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $11, 202 and $11,139 at March 31, 2011 and December 31, 2010, respectively.

8. Equity-based compensation

The Company has plans under which non-vested common limited partnership units and options to purchase the Company’s common limited partnership units (collectively, “units”) have been granted to executive officers, directors and certain employees. The terms and vesting schedules for unit awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, unit compensation awards are settled with authorized, but unissued common units. The unit-based compensation expense that has been recorded for these plans within the condensed consolidated statements of operations was as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Unit-based compensation expense by type:
Unit options	$206	$249
Restricted common units	8	281

Total unit-based compensation expense	214	530
Tax benefit recognized	—	—

Unit-based compensation expense—net of tax	$214	$530

Unit-based compensation expense is measured at each individual award grant date and recognized over the award vesting period of generally three or five years. Modifications of unit-based awards are measured at the date of modification resulting in compensation cost for any incremental difference in fair value between the original award and the new award, except in certain instances provided for in ASC 718, Stock Compensation.

Unit options—No options were granted during the three months ended March 31, 2011. A summary of unit option activity during the three months ended March 31, 2011 is as follows:

	Number of options	Weighted-average exercise price per unit
Outstanding—January 1, 2011	10,855	$1,000
Granted	—	—
Exercised	—	—
Canceled or expired	(200)	1,000

Outstanding—March 31, 2011	10,655	$1,000

Exercisable—March 31, 2011	5,430	$1,000

At March 31, 2011, there was $1,312 of unrecognized unit-based compensation expense related to non-vested unit option awards which the Company expects to recognize over a weighted average period of approximately 2.67 years.

Restricted common units—No restricted units were granted during the three months ended March 31, 2011. At March 31, 2011, all outstanding restricted common units were time-based vesting awards which are expected to vest. The following table summarizes restricted common unit activity during the three months ended March 31, 2011:

Number of units
Outstanding at January 1, 2011	1,860
Vested	(1,610)
Granted	—
Canceled	—

Outstanding at March 31, 2011	250

The weighted average grant date value of non-vested restricted common units as of March 31, 2011 was $312. The weighted average of the non-vested restricted common units which vested in the period was $1,000. At March 31, 2011, there was $59 of unrecognized unit-based compensation expense related to non-vested restricted common units which the Company expects to recognize over a weighted average period of approximately 2.25 years.

9. Income taxes

EM II LP is a Delaware limited partnership and is not directly subject to U.S. income taxes; however, its subsidiaries operate as corporations or similar entities in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the condensed consolidated financial statements of EM II LP.

Income tax expense was $556 for the three months ended March 31, 2011 compared to an income tax benefit of $8,429 for the three months ended March 31, 2010. The income tax expense for the three months ended March 31, 2011 reflects taxable income from non-U.S. operations at our estimated annual effective tax rate of approximately 19.6%. In the opinion of management, it is more likely than not that the tax benefits related to taxable losses generated by the U.S. operations will not be realized in future periods. As a result, the Company has established a full valuation allowance against these losses and has excluded the related tax benefits from the annual effective tax rate calculation. For the three months ended March 31, 2010, the income tax benefit reflected the taxable loss at our estimated annual effective tax rate which was driven by operating losses in higher income tax jurisdictions, primarily the U.S., partially offset by taxable income in lower or no income tax jurisdictions including the United Kingdom, Singapore and UAE.

At March 31, 2011 and December 31, 2010, a valuation allowance of $16,350 and $11,492, respectively, was recorded against deferred tax assets and net operating loss carryforwards as management believes it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover the NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2021 through 2031.

The following is a summary of activity related to uncertain tax positions:

Three months ended March 31, 2011
Balance at the beginning of the period	$1,046
New tax reserve established	237
Settlement of uncertain tax position with tax authorities	—
Lapse of statute of limitations related to uncertain tax positions	—
Foreign currency translation	45

Balance at the end of the period	$1,328

There was no liability for uncertain tax positions recorded prior to January 1, 2010.

The uncertain tax position recognized by the Company at March 31, 2011 relates to a tax year that has not yet been filed with the relevant tax authority. Accordingly, no interest and/or penalties have been recorded related to this uncertain tax position. If the Company and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in the other current liabilities on the condensed consolidated balance sheet and other income (expense), net on the condensed consolidated statement of operations. The interest related to this reserve would be accrued at the Internal Revenue Service or other tax jurisdiction applicable rate and included in accrued interest under current liabilities on the Company’s condensed consolidated balance sheet and included in interest on the condensed consolidated statement of operations.

The Company as a reporting entity and not a taxpaying entity is not subject to the general statute of limitations period for assessment of tax. However, the Company’s subsidiaries have open tax years as follows:

Jurisdiction	Tax Years Open for Assessment
Federal	2007 - 2010
Various States	2005 - 2010
Various Foreign	2004 - 2010

10. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,204 and $965 for the three months ended March 31, 2011 and 2010, respectively.

Employment agreements—In the ordinary course of business, the Company has entered into employment contracts with certain executives and former owners. Among other things, these contracts provide for minimum salary levels and incentive bonuses.

Legal proceedings—The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

On April 1, 2011, a customer notified the Company that it intends to pursue relief from the Company under the warranty provisions contained in the customer’s purchase order contract. The customer alleges that certain products purchased from the Company were not acceptable and as a result, the customer incurred costs related to the removal, testing and replacement of the products. The customer estimates the costs to remove, test and replace the fittings will range from $3,200 to $5,400. The Company believes it has various defenses to the customer’s potential claim. The Company has evaluated the limited information provided by the customer with respect to the potential claim and has not accrued any liability related to this matter as of March 31, 2011. While the Company expects a favorable resolution to this matter, there can be no assurance that a favorable outcome will be achieved. An unfavorable outcome could have a materially adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

11. Segment and geographic area information

Since January 1, 2008, the Company has managed its operations in two geographic markets – the Western Hemisphere and the Eastern Hemisphere. Effective January 1, 2011, the Company aligned its finance and accounting function to support these two geographic markets and concluded that each of the two geographic markets meets the definition of a reportable segment based on the financial information used by the Company’s chief operating decision maker, the Company’s Chief Executive Officer. Within each geographical market, the Company’s operations have similar characteristics, products, types of customers, purchasing and distribution methods and regulatory environments. Prior to January 1, 2011, the Company had four reportable segments which were primarily determined based upon the geographic locations of the Company’s operations.

The Western Hemisphere distributes specialty steel pipe, pipe components, high-grade structural sections and plates for use in environments that are highly corrosive, abrasive, extremely high or low temperature and/or involve high pressures. The Western Hemisphere also distributes valves and actuation packages. The Western Hemisphere is headquartered in Houston, Texas, and markets products to customers primarily in the United States, Canada, and Brazil.

The Eastern Hemisphere distributes high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The Eastern Hemisphere’s primary operations are located in Newbridge (Scotland), Singapore and Dubai (United Arab Emirates (UAE)). The Eastern Hemisphere also markets products through divisional offices in Darlington (England) and London (England) and has representative offices in Perth (Australia), Shanghai (China), Paris (France) and Jakarta

(Indonesia). The Eastern Hemisphere also has a subsidiary company located in Mumbai (India) which has a divisional office in Gurgaon (India). A Bahraini joint venture operates in Saudi Arabia and serves the Saudi market.

Certain expenses of EM II LP, other non-trading expenses, and certain assets and liabilities, such as intangible assets, are not allocated to the segments, but are included in General Company expenses.

The accounting policies of the reportable segments are the same as those of the Company. The Company evaluates performance based on Company-wide profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations. The Company accounts for sales between segments at a margin agreed to between segment management.

The following table presents the financial information for each reportable segment:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Sales:
Western Hemisphere	$115,000	$88,204
Eastern Hemisphere	72,877	57,229
Intersegment sales	(2,315)	(943)

	$185,562	$144,490

Intersegment sales:
Western Hemisphere	$1,041	$852
Eastern Hemisphere	1,274	91

	$2,315	$943

Operating income (loss):
Western Hemisphere	$1,349	$(1,132)
Eastern Hemisphere	7,564	5,897
General Company	(3,860)	(4,030)

	$5,053	$735

Capital expenditures:
Western Hemisphere	$216	$74
Eastern Hemisphere	152	2,315
General Company	—	—

	$368	$2,389

Depreciation and amortization:
Western Hemisphere	$2,857	$2,864
Eastern Hemisphere	608	382
General Company	1,827	1,779

	$5,292	$5,025

The Company’s sales to external customers are attributed to the following countries based upon the Company’s selling location:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
United States	$107,461	$84,901
Canada	6,498	2,451
U.K.	46,842	27,321
Singapore	13,040	26,573
UAE	11,721	3,244

	$185,562	$144,490

	March 31, 2011	December 31, 2010
Total assets:
Western Hemisphere	$239,169	$243,579
Eastern Hemisphere	190,568	176,138
General Company	44,112	44,303

	$473,849	$464,020

Property, plant, and equipment-net:
Western Hemisphere	$11,907	$12,453
Eastern Hemisphere	36,904	36,834
General Company	—	—

	$48,811	$49,287

Goodwill and other intangible assets:
Western Hemisphere	$17,546	$19,617
Eastern Hemisphere	—	—
General Company	43,885	44,061

	$61,431	$63,678

The Company has not allocated goodwill and other intangibles to the Eastern Hemisphere but has included goodwill and other intangibles for this segment in General Company. For annual and interim, if applicable, goodwill impairment testing, goodwill included in General Company is allocated to the reportable units within the Eastern Hemisphere. As a result of a goodwill impairment charge in the second quarter of 2010, goodwill decreased in the United States and Canada reportable units, included within the Western Hemisphere, by $55,869 and decreased in the UAE reporting unit, included within General Company, by $6,955. There was no impairment of goodwill on January 1, 2011 and 2010, the Company’s annual impairment test date.

12. Derivatives and other financial instruments

The Company is exposed to global market risks including the effect of changes in interest rates and foreign currency exchange rates. These risks are closely monitored and evaluated by management, including the Chief Financial Officer, the Treasurer and respective local accounting management for all Company locations. Upon the evaluation of certain risk positions, the Company will from time to time enter into derivative financial instruments to manage the exposures related to interest rate changes and foreign currency exchange rate changes. The Company enters into derivative financial instruments, including derivatives designated as accounting hedges and/or those utilized as economic hedges, for risk management purposes only and does not enter into any derivative financial instruments for speculative purposes.

By using derivative and/or hedging instruments to manage its risk exposure, the Company is subject, from time to time, to credit risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument. The Company limits this risk by entering into derivative instruments with counterparties which are banks with high credit ratings assigned by international credit rating agencies. The Company has no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

At March 31, 2011 and December 31, 2010, there were no designated forward contracts outstanding or earnings deferred in other comprehensive income. The total notional amount of outstanding forward contracts not designated as hedging instruments at March 31, 2011 and December 31, 2010 was $44,873 and $27,738, respectively. The following table discloses the recognized gains on the Company’s condensed consolidated balance sheets associated with forward contracts not designated as hedging instruments:

	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:	Recognized Gain
Classified as other current assets	$265	$176

The following table discloses the impact on the Company’s condensed consolidated statements of operations of derivative instruments not designated as hedges:

Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	Gain or (loss) in income
		Three months ended March 31, 2011	Three months ended March 31, 2010
Forward contracts	SG&A	$(13)	$15
Interest rate swaps and collar	Other income (expense)	—	(126)

At March 31, 2011 and December 31, 2010, the cumulative effect of currency translation adjustments was a loss of $22,465 and $25,531, respectively, and is included within partners’ deficit on the condensed consolidated balance sheets. Currency translation adjustments included within partners’ deficit on the condensed consolidated balance sheets are the result of the translation of the Company’s foreign subsidiaries financial statements that have a functional currency other than the U.S. Dollar.

13. Fair value measurements and financial instruments

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are shown in the table below. The Company had no financial liabilities required to be measured at fair value on a recurring basis:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$—	$265	$—	$265	$—	$176	$—	$176
Asset held for sale	—	—	—	—	5,224	—	—	5,224

Total financial assets	$—	$265	$—	$265	$5,224	$—	$—	$5,400

Forward contracts: The forward foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

Asset held for sale: Asset held for sale is recorded at the lower of the net carrying value less costs to sell or fair market value. As of December 31, 2010, asset held for sale relates to the Company’s Singapore facility which was subsequently sold in January 2011 for $6,329 on which the Company recognized a gain of $980 in the three months ended March 31, 2011.

The comparison of carrying value and fair value of the Company’s financial instruments is presented below:

	March 31, 2011
	Carrying value	Fair value
EMC Senior Secured Notes	$461,468	$456,862
Cash at bank and in hand	61,206	61,206
Accounts receivable	119,530	119,530
Accounts payable	99,213	99,213

	December 31, 2010
	Carrying value	Fair value
EMC Senior Secured Notes	$461,292	$406,875
Cash at bank and in hand	62,478	62,478
Accounts receivable	104,831	104,831
Accounts payable	68,812	68,812

The fair value amounts shown are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments.

The fair value of the EMC Senior Secured Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the condensed consolidated balance sheet date. The Company believes that the carrying amount of cash at bank and in hand, accounts receivable and accounts payable approximates their fair values.

The Company believes that the carrying amount of other financial assets and liabilities approximates their fair values.

14. Related-party transactions

For the three months ended March 31, 2010, the Company made payments to JCP of $44 for reimbursement of certain expenses incurred while monitoring its investment in EM II LP. There were no payments to JCP for the three months ended March 31, 2011.

In connection with the Recapitalization Transaction, an employee pension fund of the ultimate parent company of a Company customer purchased approximately 14% of the EM II LP common limited partnership units, on a fully-diluted ownership basis. There was no direct or indirect investment in the Company prior to May 11, 2007. For the three months ended March 31, 2011 and 2010, the Company had sales to that customer of $4,642 and $4,243, respectively, in the normal course of business. At March 31, 2011 and December 31, 2010, the Company had $5,044 and $5,917, respectively, of accounts receivable from this customer included in accounts receivable on its condensed consolidated balance sheets.

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

For the three months ended March 31, 2011, the Company had no purchases from B&L in the normal course of business and $24 in administrative recharges for expenses paid by the Company on behalf of B&L. The Company had $3 of accounts payable to B&L included in accounts payable on its condensed consolidated balance sheets at December 31, 2010. There were no accounts payable to B&L included in accounts payable on the condensed consolidated balance sheets as of March 31, 2011.

EMC also entered into a service fee agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general, and administrative expense, net of service fee income on the condensed consolidated statement of operations includes $500 of service fee income related to the service fee agreement for the three months ended March 31, 2011.

In August 2010, B&L granted equity awards to the Company’s chief executive officer who serves as a board member of B&L and certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options, and 1,041.55 Class B units all of which vest over a five year period. Selling, general and administrative expenses, net of service fee income for the three months ended March 31, 2011 include $127 of unit-based compensation expense related to the B&L equity awards.

15. Subsequent event

The Company evaluated for subsequent events through the date these condensed consolidated financial statements and the related notes to the financial statements were issued and concluded that there were no significant subsequent events requiring recognition or disclosure.

16. Condensed Consolidating Financial Information

In connection with the issuance of the EMC Senior Secured Notes by EMC, a 100%-owned U.S. subsidiary of EM II LP (“Issuer” in the tables below which excludes EMC’s non-U.S. subsidiary, Edgen Murray Canada (“EM Canada”), EM II LP (“Parent” in the tables below) issued a full and unconditional guarantee of the EMC Senior Secured Notes. EMC is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH Limited and its subsidiaries, and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC Senior Secured Notes and are referred to as the Non-guarantor subsidiaries in the condensed consolidating financial information presented below.

The following tables present the condensed consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

Condensed Consolidating balance sheets

	March 31, 2011
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$20,498	$40,708	$—	$61,206
Accounts receivable—net	—	62,784	56,746	—	119,530
Intercompany accounts receivable	—	4,592	880	(5,472)	—
Inventory	—	73,972	58,271	—	132,243
Income tax receivable	—	18,770	301	—	19,071
Prepaid expenses and other current assets	—	5,046	2,582	—	7,628
Affiliated interest receivable	—	2,474	—	(2,474)	—
Deferred tax asset—net	—	179	35	—	214

Total current assets	—	188,315	159,523	(7,946)	339,892
Property, plant and equipment, net	—	11,250	37,561	—	48,811
Distributions in excess of earnings and investment in subsidiaries	(135,277)	3,512	—	131,765	—
Goodwill	—	—	23,774	—	23,774
Other intangible assets	—	17,546	20,111	—	37,657
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Other assets	—	11,467	1,099	—	12,567
Investment in unconsolidated entity	—	11,148	—	—	11,148

Total assets	$(135,277)	$339,094	$242,068	$27,964	$473,849

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$48,977	$50,236	$—	$99,213
Intercompany accounts payable	—	538	4,649	(5,187)	—
Other current liabilities	—	20,357	8,843	(2,466)	26,734

Total current liabilities	—	69,872	63,727	(7,653)	125,947
Deferred tax liability	—	178	5,225	—	5,403
Other long-term liabilities	2,723	137	156	(2,723)	293
Long-term debt and capital lease	—	461,468	114,593	(95,855)	480,206

Total liabilities	2,723	531,656	183,701	(106,231)	611,849

Total partners’ capital (deficit)	(138,000)	(192,561)	58,366	134,195	(138,000)

Total liabilities and partners’ capital (deficit)	$(135,277)	$339,094	$242,068	$27,964	$473,849

	December 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS
Cash and cash equivalents	$—	$32,408	$30,070	$—	$62,478
Accounts receivable—net	—	51,486	53,345	—	104,831
Intercompany accounts receivable	—	4,953	462	(5,415)	—
Inventory	—	76,045	52,437	—	128,482
Income tax receivable	—	19,417	178	—	19,595
Prepaid expenses and other current assets	—	3,525	2,514	—	6,039
Affiliated interest receivable	—	5,456	—	(5,456)	—
Deferred tax asset—net	—	—	35	—	35
Asset held for sale	—	—	5,224	—	5,224

Total current assets	—	193,290	144,265	(10,871)	326,684
Property, plant and equipment, net	—	11,928	37,359	—	49,287
Distributions in excess of earnings and investment in subsidiaries	(128,539)	2,110	—	126,429	—
Goodwill	—	—	22,912	—	22,912
Other intangible assets	—	19,617	21,149	—	40,766
Other assets	—	12,333	1,195	—	13,528
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated entity	—	10,843	—	—	10,843

Total assets	$(128,539)	$345,976	$226,880	$19,703	$464,020

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable	$—	$29,292	$39,520	$—	$68,812
Intercompany accounts payable	—	—	3,618	(3,618)	—
Other current liabilities	—	35,622	10,772	(5,206)	41,188

Total current liabilities	—	64,914	53,910	(8,824)	110,000
Deferred tax liability	—	—	5,470	—	5,470
Other long-term liabilities	2,723	167	152	(2,723)	319
Long-term debt and capital lease	—	461,292	114,298	(96,097)	479,493

Total liabilities	2,723	526,373	173,830	(107,644)	595,282

Total partners’ capital (deficit)	(131,262)	(180,397)	53,050	127,347	(131,262)

Total liabilities and partners’ capital (deficit)	$(128,539)	$345,976	$226,880	$19,703	$464,020

Condensed consolidating statements of operations

	For the three months ended March 31, 2011
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$108,502	$79,375	$(2,315)	$185,562
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	—	95,891	65,292	(2,315)	158,868
Selling, general, and administrative expense, net of service fee income	—	10,560	5,789	—	16,349
Depreciation and amortization expense	—	2,803	2,489	—	5,292

Total operating expenses	—	109,254	73,570	(2,315)	180,509

Income from operations	—	(752)	5,805	—	5,053
Equity in earnings of unconsolidated entity	—	432	—	—	432
Other income (expense)—net	—	419	754	—	1,173
Interest expense—net	—	(12,459)	(3,661)	—	(16,120)
Equity in earnings (losses) of subsidiaries	(10,025)	(142)	—	10,167	—

(Loss) income before income tax (benefit) expense	(10,025)	(12,502)	2,898	10,167	(9,462)
Income tax (benefit) expense	—	(158)	714	—	556

Net (loss) income	(10,025)	(12,344)	2,184	10,167	(10,018)
Net income attributable to non-controlling interest	—	—	6	—	6

Net (loss) income available to common partnership interests	$(10,025)	$(12,344)	$2,178	$10,167	$(10,024)

	For the three months ended March 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Sales	$—	$85,752	$59,681	$(943)	$144,490
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	—	75,378	48,171	(943)	122,606
Selling, general, and administrative expense	9	10,666	5,449	—	16,124
Depreciation and amortization expense	—	2,834	2,191	—	5,025

Total operating expenses	9	88,878	55,811	(943)	143,755

(Loss) income from operations	—	(3,126)	3,870	—	735
Other income (expense)—net	—	142	(199)	—	(57)
Interest expense—net	—	(12,320)	(3,752)	—	(16,072)
Equity in earnings (losses) of subsidiaries	(6,956)	90	—	6,866	—

(Loss) income before income tax benefit	(6,956)	(15,214)	(81)	6,866	(15,394)
Income tax benefit	—	(8,390)	(39)	—	(8,429)

Net (loss) income	$(6,965)	$(6,824)	$(42)	$6,866	$(6,965)

Condensed consolidating statements of cash flows

	For the three months ended March 31, 2011
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash (used in) provided by operating activities	$—	$(12,210)	$4,326	$—	$(7,884)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	—	(111)	(204)	—	(315)
Proceeds from the sale of property, plant and equipment	—	—	6,208	—	6,208

Net cash used in investing activities	—	(111)	6,004	—	5,893

Cash flows provided by (used in) financing activities:
Principal payments on capital leases and long-term debt	—	—	(135)	—	(135)
Proceeds from ABL facility	—	222	—	—	222
Payments to ABL facility	—	(222)	—	—	(222)
Increase (decrease) in managed bank overdraft and short-term loans	—	343	(333)	—	10

Net cash provided by (used in) financing activities	—	343	(468)		(125)
Effects of foreign exchange rate changes on cash	—	68	776	—	844

Net (decrease) increase in cash and cash equivalents	—	(11,910)	10,638	—	(1,272)
Cash and cash equivalents, beginning of period	—	32,408	30,070	—	62,478

Cash and cash equivalents, end of period	$—	$20,498	$40,708	$—	$61,206

	For the three months ended March 31, 2010
(dollars in thousands)	Parent	Issuer	Non-guarantor subsidiaries	Eliminations and consolidation entries	Consolidated
Net cash provided by operating activities	$—	$27,462	$9,302	$(1,000)	$35,764
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(75)	(779)	—	(854)
Proceeds from the sale of property, plant, and equipment	—	150	47	—	197

Net cash used in investing activities	—	75	(732)	—	(657)
Cash flows from financing activities:
Deferred financing costs and financing advisory fees paid	—	(374)	—	—	(374)
Principal payments on notes payable and long term debt, including prepayment fees	—	—	(1,241)	1,000	(241)
Proceeds from ABL facility	—	265	—	—	265
Payments to ABL facility	—	(265)	—	—	(265)
Decrease in managed bank overdraft and short-term loans	—	(849)	645	—	(204)

Net cash used in financing activities	—	(1,223)	(596)	—	(819)
Effects of foreign exchange rate changes on cash	—	(65)	1,192	—	1,127

Net increase in cash and cash equivalents	—	26,249	9,166	—	35,415
Cash and cash equivalents, beginning of period	—	29,860	35,873	—	65,733

Cash and cash equivalents, end of period	—	$56,109	$45,039	$—	$101,148

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10- Q) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	continued slow global economic recovery;

•	volatility in the global energy infrastructure market;

•	changes in demand for our products and services;

•	changes in the nature of the individual markets in which our customers operate;

•	worldwide rates of oil and natural gas production and investment in refining capacity;

•	unexpected adjustments and cancellations to our sales backlog as a result of unfavorable changes in economic conditions or otherwise;

•	our dependence on the oil and gas industry and on few significant customers and vendors and our ability to maintain good relationships with our customers and vendors;

•	the impact of natural disasters;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance sufficiently or at all;

•	changes in environmental, healthcare and workplace safety factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	changes in the estimates and assumptions we use to prepare our condensed consolidated financial statements;

•	our ability to effectively pass through costs to our customers;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit or other means of credit support;

•	our ability to obtain waivers or amendments with our lenders or to collateralize letters of credit upon non-compliance with covenants in our credit facility;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under the EMC Senior Secured Notes and ABL Facility;

•	the impact of adverse credit markets and the availability of adequate financing and additional capital on commercially reasonable terms;

•	outcomes of unasserted claims, pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	the impact of asset impairment charges on our net income;

•	foreign currency fluctuations;

•	ability to retain management;

•	our ability to effectively manage our technology systems and to effectively cope with outages and other disruptions in those systems;

•	our ability to successfully identify, integrate and complete acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	war, armed conflict and terrorist attacks in the countries in which we operate;

•	changes in the political and economic conditions of the foreign countries where we operate; and

•	the ability of our clients to obtain financing to fund their projects.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ending December 31, 2010, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the financial statements included elsewhere in this report, and the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ending December 31, 2010. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements” above.

Overview

General

We are a global industrial distributor of specialty steel products primarily to the oil and gas, power, petrochemical and civil construction markets. Our product catalog consists of pipe, plate and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments and to withstand the effects of corrosive or abrasive materials. We stock and distribute inventory and support our customers through a global network of facilities located on five continents.

Principal Factors Affecting Our Business

Our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and natural gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of customers’ expenditures generally depends on prevailing views of future supply and demand for oil, natural gas, refined products, electric power, petrochemicals, and mined products and civil construction supply and demand; these views are influenced by numerous factors, including, among others, changes in global economic conditions, changes in oil and natural gas prices, availability of adequate financing on commercially reasonable terms, increasing rates of oil and natural gas production in non-traditional geographies and investment in refining capacity.

In addition to demand driven factors, our business is also affected by changes in the cost of steel. Fluctuations in the costs of the products we supply are largely driven by changes in the cost of raw materials used in steel-making, changes in the condition of the general economy, changes in product inventories held by our customers, our vendors and other distributors and prevailing steel prices around the world. Demand for our products, the actions of our competitors and other factors largely out of our control will influence whether, and to what extent, we will be successful in improving our future profit margins.

For the three months ended March 31, 2011 and 2010, the Company’s 10 largest customers represented approximately 35% and 39%, respectively, of our sales, and no one customer accounted for more than 8% and 6% respectively. In addition, approximately 74% and 69% of our consolidated sales were derived from customers in the oil and gas industry for the three months ended March 31, 2011 and 2010, respectively. We rely on a limited number of third parties to meet our product purchase requirements. During the three months ended March 31, 2011 and 2010, our 10 largest vendors accounted for approximately 44% and 48%, respectively, of our purchases, and our single largest vendor accounted for approximately 8% and 9%, respectively, of purchases for these periods.

Reportable segments

Since January 1, 2008, we have managed our operations in two geographic markets—the Western Hemisphere and the Eastern Hemisphere. Effective January 1, 2011, we aligned our financial and accounting functions to support these two geographic markets and concluded that each of the two geographic markets meets the definition of a reportable segment based on the financial information used by our chief operating decision maker, our Chief Executive Officer. Prior to January 1, 2011, we presented four reportable segments which were determined primarily based upon the geographic locations of our operations.

Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network of locations in the United States, Canada and Brazil. Thirteen of our Western Hemisphere locations stock inventory for distribution. Our primary Eastern Hemisphere operations are in Newbridge (Scotland), Dubai (UAE), and Singapore, and operate through a regional and branch network of locations in Europe, Asia/Pacific, and the Middle East. Six locations in the Eastern Hemisphere stock inventory.

We include operating expenses of our non-trading entities, including EM II LP, EMGH Limited, Edgen Murray Cayman Corporation and Pipe Acquisition Limited, in General Company expenses.

Effects of currency fluctuations

As of March 31, 2011 and December 31, 2010, approximately 23% and 21%, respectively, of our total assets and for the three months ended March 31, 2011 and 2010, approximately 25% and 19%, respectively, of our sales were derived from our United Kingdom entity which has a functional currency of U.K. pounds. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our sales, cash flows and net income. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the period.

From time to time, we also enter into purchase and sales commitments that are denominated in a currency, primarily the Euro and US Dollar, which are other than the functional currency of our operating entities. Currency fluctuations can create volatility in earnings and cash flows from period to period. Our practices include entering into foreign currency forward exchange contracts in an effort to minimize foreign currency exposure related to certain forecasted purchases and sales transactions. We do not use derivative financial instruments for speculative purposes.

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

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization), selling, general and administrative expenses, net of service fee income, depreciation and amortization, and interest expense. Our most significant cost of sales consists primarily of the cost of our products at weighted average cost, plus inbound and outbound freight expense, outside processing expenses, physical inventory adjustments and inventory obsolescence charges, less earned incentives from vendors.

Our cost of sales is influenced significantly by the prices we pay our vendors to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with vendors or earned incentives from our vendors. Generally, we are able to pass cost increases on to our customers. However, during certain periods when there are excess inventories, discounting occurs, and we are unable to realize full value for our products. Market conditions in the future may not permit us to fully pass through future cost increases or may force us to grant other concessions to customers. An inability to promptly pass through such increases and to compete with excess inventories may reduce our profitability. Our product costs are reduced by vendor discounts and purchase incentives. Payment for our products is typically due to our vendors within 30 to 60 days of delivery.

Selling, general and administrative expenses, net of service fee income includes sales and administrative employee compensation and benefit costs, as well as travel expenses for sales representatives, information technology infrastructure and communication costs, office rent and supplies, professional services and other general expenses. Selling, general and administrative expenses also include costs for warehouse personnel and benefits, supplies, equipment maintenance and rental and contract storage and distribution expenses. Selling, general and administrative expense are presented net of service fee income from B&L, an unconsolidated affiliate, for support services provided by EMC related to information technology, legal, treasury, tax, financial reporting and other administrative expenses.

Depreciation and amortization consists of amortization of acquired intangible assets, including customer relationships and sales backlog, and the depreciation of property, plant and equipment including leasehold improvements, capital leases, and picking and lifting equipment.

Interest expense includes interest incurred on our indebtedness, amortization of deferred financing costs and original issue discount, and fees associated with the utilization of our ABL Facility for letters of credit and bank guarantees.

Results of operations

Overview

During the first quarter 2011, energy markets improved as increasing oil prices spurred both international and national oil companies to accelerate spending plans on offshore and onshore oil and gas opportunities.

As a result of the accelerated spending, total sales increased approximately 28.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in sales was generated from both our Western Hemisphere and Eastern Hemisphere segments and was primarily driven by activity in the offshore upstream and midstream energy markets. We recorded higher bookings during the quarter as sales backlog grew to $312 million at March 31, 2011 compared to $210 million at December 31, 2010 and $140 million at March 31, 2010. Sales backlog at March 31, 2011 is comprised primarily of sales orders related to the construction of offshore high performance multi-purpose jack-up rigs, offshore renewable energy projects, natural gas gathering systems and offshore exploration and production. Sales backlog also includes activity related to refinery upgrades and turnarounds, and increased civil infrastructure projects.

Overall, the increase in total sales was a combination of increased sales volume and a modest improvement in sales prices; the sales price increase reflects incremental product cost increases from our vendors. Gross profit increased as a result of the increased sales activity; however, margins were constrained because of very competitive market conditions. Selling, general and administrative expenses, net of service fee income for the three months ended March 31, 2011 were higher when compared to the three months ended March 31, 2010 and reflected an increase in selling, general and administrative expenses partially offset by service fee income for the three months ended March 31, 2011.

Cash on hand at March 31, 2011 was $61.2 million and was largely unchanged from our cash position of $62.5 million at December 31, 2010. Cash flows used in operations reflect increased working capital requirements to support the increased sales volumes and an interest payment of $28.5 million on the EMC Senior Secured Notes in January 2011. Cash provided by investing activities included cash proceeds of $6.2 million from the sale of our former Singapore sales and distribution facility; the facility was sold in conjunction with the completion of the construction of our new Singapore sales and distribution facility in December 2010. There were no significant financing activities during the three months ended March 31, 2011.

Three months ended March 31, 2010 compared to three months ended March 31, 2011

The following tables compare sales and income (loss) from operations for the three months ended March 31, 2010 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three months ended March 31,
(millions, except percentages)	2010	2011	% Change
Sales
Western Hemisphere	$88.2	$115.0	30.4%
Eastern Hemisphere	57.2	72.9	27.4%
Eliminations	(0.9)	(2.3)

Total	$144.5	$185.6	28.4%

Income (loss) from operations
Western Hemisphere	$(1.1)	$1.4	NM
Eastern Hemisphere	5.9	7.6	28.8%
General Company	(4.0)	(3.9)	2.5%

Total	$0.8	$5.1	537.5%

Income (loss) from operations as a % of sales
Western Hemisphere	(1.2)%	1.2%
Eastern Hemisphere	10.3%	10.4%
Total	0.5%	2.7%

	Three months ended March 31,
(millions, except percentages)	2010	2011	% Change
Equity in earnings of unconsolidated entity	$—	$432	100.0%
Interest expense, net	$16.1	$16.1	0.0%
Income tax (benefit) expense	$(8.4)	$0.6	NM

Sales

Consolidated - For the three months ended March 31, 2011, consolidated sales increased $41.1 million, or 28.4%, to $185.6 million compared to $144.5 million for the three months ended March 31, 2010. We experienced sales increases in both the Western Hemisphere and Eastern Hemisphere segments. The increased sales were driven by sales volume increases primarily in the upstream and midstream energy markets as a result of accelerated spending by customers for onshore and offshore oil and gas infrastructure. We also experienced a modest increase in sales activity related to new refinery projects in the downstream energy market. For the three months ended March 31, 2011, sales were moderately impacted by sales price increases.

Western Hemisphere - For the three months ended March 31, 2011, sales from the Western Hemisphere increased $26.8 million, or 30.4%, to $115.0 million compared to $88.2 million for the three months ended March 31, 2010. The sales increase in the Western Hemisphere was primarily driven by increased sales volumes for infrastructure construction in the upstream energy market, continued demand for onshore liquids and gas gathering systems developed in conjunction with North American shale plays, and modest increased sales volume related to new refinery projects in the downstream energy market. Sales were favorably impacted by moderate selling price increases and a more favorable product sales mix.

Eastern Hemisphere - For the three months ended March 31, 2011, sales from the Eastern Hemisphere increased $15.6 million, or 27.3%, to $72.9 million compared to $57.2 million for the three months ended March 31, 2010. The sales increase in the Eastern Hemisphere was primarily driven by increased activity around offshore oil and natural gas exploration and production in the North Sea and the African coast.

For the three months ended March 31, 2010 and 2011, 69% and 74% respectively, of our consolidated sales were from oil and natural gas industry customers and our top ten customers represented approximately 39% and 35% of our consolidated sales in each of the respective periods. No single customer represented more than 10% of consolidated sales for the three months ended March 31, 2010 and 2011.

Income (loss) from operations

Consolidated - For the three months ended March 31, 2011, consolidated income from operations increased $4.3 million to $5.1 million compared to $0.7 million for the three months ended March 31, 2010. The increase in income from operations was driven by gross profit from increased sales volumes described above, but with lower gross margins due to an extremely competitive pricing environment. Although selling, general and administrative expenses, net of service fee income were relatively consistent when compared to the three months ended March 31, 2010, service fee income of $0.5 million is included in selling, general and administrative expense, net of service fee income for the three months ended March 31, 2011.

Western Hemisphere - For the three months ended March 31, 2011, income from operations for the Western Hemisphere increased $2.5 million to operating income of $1.4 million compared to an operating loss of $1.1 million for the three months ended March 31, 2010. The increase in income from operations was driven primarily by gross profit from increased sales volumes but at lower margins as described above. Selling, general and administrative expenses were relatively consistent when compared to the three months ended March 31, 2010.

Eastern Hemisphere - For the three months ended March 31, 2011, income from operations for the Eastern Hemisphere increased $1.7 million to $7.6 million compared to $5.9 million for the three months ended March 31, 2010. This increase in income from operations was driven primarily by gross profit from increased sales volumes and favorable selling prices as described above. Selling, general and administrative expenses were relatively consistent when compared to the three months ended March 31, 2010.

General Company - For the three months ended March 31, 2011, the $3.9 million operating loss for General Company reflects a minimal decrease compared to an operating loss of $4.0 million for the three months ended March 31, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income of $0.5 million.

Equity in earnings of unconsolidated entity

Equity in earnings of unconsolidated entity of $0.4 million reflects the income from our 14.5% ownership interest in B&L for the three months ended March 31, 2011. There was no equity in earnings of unconsolidated entity for the three months ended March 31, 2010 as the B&L investment was made in August 2010.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2011 was $16.1 million, which is consistent with $16.1 million for the three months ended March 31, 2010. Interest expense, net includes interest on our EMC Senior Secured Notes, amortization of deferred financing costs and original issue discount, interest expense related to borrowings, if any, and fees associated with the utilization of our senior secured revolving credit facility (“ABL Facility”) for letters of credit and bank guarantees issued in support of our normal business operations.

Income tax expense (benefit)

Income tax expense was $0.6 million for the three months ended March 31, 2011 compared to an income tax benefit of $8.4 million for the three months ended March 31, 2010. The income tax expense for the three months ended March 31, 2011 reflects taxable income from non-U.S. operations at our estimated annual effective tax rate of approximately 19.6%. In the opinion of management, it is more likely than not that the tax benefits related to taxable losses generated by the U.S. operations will not be realized in future periods. As a result, the Company has established a full valuation allowance against these losses and has excluded the related tax benefits from the annual effective tax rate calculation.

At March 31, 2011 and December 31, 2010, a valuation allowance of $16.4 million and $11.5 million, respectively, was recorded against deferred tax assets and net operating loss carryforwards as management believes it is more likely than not that the future benefits will not be realized in subsequent periods. The estimated future U.S. taxable income will limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2021 through 2031.

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

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additionally, provisions of our ABL Facility and the indenture governing the EMC Senior Secured Notes, as well as the laws of the jurisdictions in which our companies are organized, restrict or will restrict our ability to pay dividends or make certain other restricted payments.

At March 31, 2011 and December 31, 2010, our total indebtedness, including capital leases, was $480.6 million and $479.8 million, respectively. At March 31, 2011 and December 31, 2010, there were no borrowings outstanding under our ABL Facility and EM FZE local credit facility. During the three months ended March 31, 2011, our maximum utilization under the ABL Facility was $24.9 million. At March 31, 2011 and December 31, 2010, we had approximately $79.8 million and $80.8 million, respectively, available for borrowings under our ABL Facility, net of reserves, and net of $24.8 million and $22.1 million, respectively, of outstanding letters of credit and guarantees. However, our borrowing availability at March 31, 2011 and December 31, 2010 or any other point in time may not reflect our borrowing availability at any subsequent point in time because borrowing availability depends, in part, on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. In addition, during periods of low borrowing availability when our ABL fixed charge coverage ratio applies, our ability to utilize our full borrowing availability is limited by the requirement to maintain the ABL fixed charge coverage ratio at or above 1.25 to 1.00 because any additional borrowings would increase cash interest expense and, all else being equal, decrease our ABL fixed charge coverage ratio. For the twelve months ended March 31, 2011 and December 31, 2010, our ABL fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant would not have been applicable because our aggregate borrowing availability would have been above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future.

At March 31, 2011 and December 31, 2010, there was approximately $11.2 million and $11.1 million, respectively, available for borrowing under our EM FZE local credit facility, net of $0.8 million and $0.9 million of outstanding letters of credit and guarantees, respectively.

At March 31, 2011 and December 31, 2010, cash and cash equivalents were $61.2 million and $62.5 million, respectively.

As of March 31, 2011, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the EMC Senior Secured Notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Statement of cash flow data

	Three Months ended March 31,
(dollars in millions)	2010	2011
Cash flows provided by (used in) activities:
Operating	$35.8	$(7.9)
Investing	(0.7)	5.9
Financing	(0.8)	(0.1)

Three months ended March 31, 2010 to the three months ended March 30, 2011

Operating activities. Net cash inflows from operating activities were $35.8 million for the three months ended March 31, 2010 compared to net cash outflows of $7.9 million for the three months ended March 31, 2011. The cash used in operations for the three months ended March 31, 2011 reflects cash required for working capital requirements to support increased sales activity and a $28.5 million interest payment in January 2011 related to the EMC Senior Secured Notes.

Investing activities. Net cash outflows from investing activities were $0.7 million for the three months ended March 31, 2010 compared to net cash inflows of $5.9 million for the three months ended March 31, 2011. Net cash inflows for the three months ended March 31, 2011 reflect cash proceeds of $6.2 million from the sale of our former Singapore sales and distribution facility in January 2011.

Financing activities. Net cash outflows from financing activities were $0.8 million during the three months ended March 31, 2010 compared to net cash outflows of $0.1 million for the three months ended March 31, 2011. Financing activities were negligible for both periods.

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

As of March 31, 2011 and December 31, 2010, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility totaled $24.8 million which includes a $12.0 million letter of credit issued to support the EM FZE local credit facility. At March 31, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s borrowing base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$75.7		$2.1	$21.8	$8.7	$108.3
Less utilization	(23.1	)(a)	(0.1)	(2.1)	(3.2)	(28.5)

Net availability	$52.6		$2.0	$19.7	$5.5	$79.8

(a)	Includes a letter of credit in the amount of $12.0 million issued to HSBC which supports the local credit facility of EM FZE (see below).

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $25.0 million, or the sum of EMC and EM Canada availability is less than $15.0 million until the date that both aggregate availability is greater than $30.0 million and the sum of EMC and EM Canada availability is greater than $20.0 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. For the twelve months ended March 31, 2011 and December 31, 2010, our ABL Facility fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base (which is calculated based on a percentage of our eligible inventory and accounts receivable) declines, the administrative agent imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

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

The ABL Facility also contains other affirmative and negative covenants. We were in compliance with all financial, affirmative and negative covenants during the three months ended March 31, 2011.

EM FZE Local Facility. EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. At March 31, 2011, EM FZE had the ability to borrow up to $12.0 million because the facility was secured by a letter of credit in the amount of $12.0 million issued under our ABL Facility. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used to support the trade activity of EM FZE. As of March 31, 2011 and December 31, 2010, there was no outstanding balance for cash borrowings under the EM FZE Facility. At March 31, 2011, there was approximately $0.8 million in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $11.2 million at March 31, 2011.

Senior Secured Notes. We have outstanding $465.0 million aggregate principal amount of 12.25% Secured Senior Notes due 2015 that were issued by EMC on December 23, 2009 with an original issue discount of $4.4 million (the “EMC Senior Secured Notes”). Total cash interest payments required under the notes is approximately $57.0 million on an annual basis. The indenture governing the notes contains various covenants that limit our discretion in the operation of our business. It, among other things, limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments and our ability or the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

EM II LP and each of its future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary fully and unconditionally guarantee the notes on a joint and several basis. Currently, there are no subsidiary guarantors. The notes and the note guarantees are secured by first-priority liens in EMC’s and the guarantors’ principal U.S. assets (subject to certain limited exceptions), including material real property, fixtures and equipment, intellectual property and capital stock of EM II LP’s restricted subsidiaries (which, in the case of non-U.S. subsidiaries, is limited to 65% of the voting stock of each first-tier non-U.S. subsidiary). The notes and guarantees are also secured by second-priority liens in the EMC’s and the guarantors’ assets securing the ABL Facility on a first-priority basis (subject to certain limited exceptions).

All of the subsidiaries that constitute the reportable segments of our Eastern Hemisphere segment, and one of the subsidiaries that constitutes our Western Hemisphere segment (EM Canada), do not guarantee the notes. The notes and the guarantees are structurally subordinated to all existing and future indebtedness of our non-guarantor subsidiaries.

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

Third Party Guarantees. In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries. As of March 31, 2011, we had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $28.5 million to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at March 31, 2011 was $21.9 million, for which no commitment extended beyond one year.

Off-Balance Sheet Transactions

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

As of March 31, 2011 and December 31, 2010, we had $25.6 million and $23.0 million of letters of credit outstanding, respectively.

As of March 31, 2011 and December 31, 2010, the Company had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $28.5 million and $16.9 million, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at March 31, 2011 and December 31, 2010, were $21.9 million and $14.9 million, respectively, for which no commitment extended beyond one year.

At March 31, 2011 and December 31, 2010, the Company had bank guarantees of $1.0 million and $1.0 million, which have been cash collateralized and included in prepaid expenses and other assets on the condensed consolidated balance sheets.

Commitments and contractual obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

There have been no material changes to our various commitments and contractual obligations in the three months ended March 31, 2011.

Critical Accounting Policies

Item 7 of Part II of our Annual Report on Form 10-K for the year ending December 31, 2010 addresses the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 2 —Part I, Item 1 — Financial Statements within this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates on our variable rate debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of our Annual Report on Form 10-K for the year ending December 31, 2010 filed with the SEC. These market risks have not materially changed since the Annual Report on Form 10-K for the year ending December 31, 2010 was filed with the SEC. For a further discussion of the Company’s derivative instruments and their fair values, see Notes 12 and 13 to the condensed consolidated financial statements included in this report.

Item 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows. For information regarding the Company’s pending or threatened litigation, see Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements within Part I, Item 1 of this report.

Item 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in Item 1A to Part I, “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2010 filed with the SEC on March 24, 2011, which could materially adversely affect our business, financial condition and/or results of operations. The risks described in this report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

EDGEN MURRAY II, L.P.

Dated: May 13, 2011	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: May 13, 2011	/s/	David L. Laxton, III
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