Form 10-Q
period 2011-06-30
Edgen Murray II, L.P.
filed 2011-08-12
CIK 1487544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated balance sheets

At June 30, 2011 and December 31, 2010

(In thousands)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,642	$62,478
Accounts receivable—net of allowance for doubtful accounts of $1,562 and $1,725, respectively	164,412	104,831
Inventory	140,749	128,482
Income tax receivable	1,923	19,595
Prepaid expenses and other current assets	6,967	6,039
Deferred tax asset—net	145	35
Asset held for sale	—	5,224

Total current assets	372,838	326,684
PROPERTY, PLANT, AND EQUIPMENT—NET	47,634	49,287
GOODWILL	23,737	22,912
OTHER INTANGIBLE ASSETS—NET	33,725	40,766
OTHER ASSETS	839	812
DEFERRED TAX ASSET—NET	149	38
DEFERRED FINANCING COSTS	10,821	12,678
INVESTMENT IN UNCONSOLIDATED ENTITY	11,179	10,843

TOTAL ASSETS	$500,922	$464,020

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$92	$2
Accounts payable	111,782	68,812
Accrued expenses and other current liabilities	11,874	10,140
Income taxes payable	5,024	2,046
Deferred revenue	2,000	2,304
Accrued interest payable	26,351	26,340
Deferred tax liability—net	—	38
Current portion of long-term debt and capital lease	353	318

Total current liabilities	157,476	110,000
DEFERRED TAX LIABILITY—NET	4,754	5,470
OTHER LONG-TERM LIABILITIES	290	319
LONG-TERM DEBT AND CAPITAL LEASE	480,268	479,493

Total liabilities	642,788	595,282

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT:
General partner	1	1
Limited partners	(141,969)	(131,305)
Non-controlling interest	102	42

Total partners’ deficit	(141,866)	(131,262)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$500,922	$464,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of operations

For the three and six months ended June 30, 2011 and 2010

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
SALES	$222,549	$135,711	$408,111	$280,201
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	186,280	115,101	345,148	237,707
Selling, general and administrative expense, net of service fee income	18,293	19,045	34,642	35,169
Depreciation and amortization expense	5,303	4,950	10,595	9,975
Impairment of goodwill	—	62,805	—	62,805

Total operating expenses	209,876	201,901	390,385	345,656

INCOME (LOSS) FROM OPERATIONS	12,673	(66,190)	17,726	(65,455)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	993	—	1,425	—
Other income (expense) - net	377	(249)	1,550	(307)
Interest expense - net	(16,345)	(16,005)	(32,465)	(32,077)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(2,302)	(82,444)	(11,764)	(97,839)
INCOME TAX EXPENSE (BENEFIT)	1,566	(7,025)	2,122	(15,454)

NET LOSS	(3,868)	(75,419)	(13,886)	(82,385)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	54	16	60	16

NET LOSS AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(3,922)	$(75,435)	$(13,946)	$(82,401)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of partners’ (deficit) capital and comprehensive income (loss)

For the six months ended June 30, 2011 and 2010

(In thousands, except unit data)

	Number of units
	Common general partnership interest	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total	Non-controlling interest	Total partners’ deficit
Balances as of January 1, 2010	1	209,598	$(8,310)	$(21,469)	$(29,779)	$—	$(29,779)
Net (loss) income	—	—	(82,401)	—	(82,401)	16	(82,385)
Other comprehensive income (loss):
Foreign translation adjustments	—	—	—	(6,581)	(6,581)	—	(6,581)

Comprehensive (loss) income	—	—	—	—	(88,982)	16	(88,966)
Amortization of restricted common units	—	—	561	—	561	—	561
Amortization of unit options	—	—	497	—	497	—	497

Balances as of June 30, 2010	1	209,598	$(89,653)	$(28,050)	$(117,703)	$16	$(117,687)

Balances as of January 1, 2011	1	209,493	(105,773)	(25,531)	(131,304)	42	(131,262)
Net (loss) income	—	—	(13,946)	—	(13,946)	60	(13,886)
Other comprehensive income (loss):	—	—	—	—
Foreign translation adjustments	—	—	—	2,853	2,853	—	2,853

Comprehensive (loss) income	—	—	—	—	(11,093)	60	(11,033)
Amortization of restricted common units	—	—	15	—	15	—	15
Amortization of unit options	—	—	414	—	414	—	414

Balances as of June 30, 2011	1	209,493	$(119,290)	$(22,678)	$(141,968)	$102	$(141,866)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of cash flows

For the six months ended June 30, 2011 and 2010

(In thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,886)	$(82,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,595	9,975
Amortization of deferred financing costs	1,879	1,799
Impairment of goodwill	—	62,805
Equity in earnings of unconsolidated entity	(1,425)	—
Accretion of discount on long-term debt	359	317
Unit-based compensation expense	429	1,058
Provision for doubtful accounts	(70)	(33)
Provision for inventory allowances and writedowns	500	997
Deferred income tax benefit	(1,314)	(3,472)
(Gain) loss on foreign currency transactions	(202)	2,490
(Gain) loss on derivative instruments	(158)	190
Gain on sale of property, plant, and equipment	(992)	(168)
Changes in operating assets and liabilities:
Accounts receivable	(58,632)	9,661
Inventory	(11,830)	(6,952)
Income tax receivable	17,685	(7,156)
Prepaid expenses and other current assets	(637)	3,333
Accounts payable	44,593	7,209
Accrued expenses, other current liabilities, and deferred revenue	1,257	14,536
Income tax payable	2,992	1,175
Other	877	(28)

Net cash (used in) provided by operating activities	(7,980)	15,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PetroSteel business-net of cash acquired	—	(4,000)
Purchases of property, plant, and equipment	(2,534)	(4,392)
Proceeds from the sale of property, plant, and equipment	6,270	197

Net cash provided by (used in) investing activities	3,736	(8,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(617)
Principal payments on long-term debt and capital lease	(218)	(4,135)
Proceeds from Asset Based Loan Facility ("ABL Facility")	11,276	577
Payments to ABL Facility	(11,276)	(577)
Managed cash overdraft	127	(56)

Net cash used in financing activities	(91)	(4,808)

Effect of exchange rate changes on cash and cash equivalents	499	(1,569)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,836)	779
CASH AND CASH EQUIVALENTS - beginning of period	62,478	65,733

CASH AND CASH EQUIVALENTS - end of period	$58,642	$66,512

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited condensed consolidated financial statements

(In thousands, except per unit data and number of units)

1. General information

Description of Operations—Edgen Murray II, L.P. (“EM II LP“), through its subsidiaries, has operations in the United States, Canada, Brazil, the United Kingdom (“U.K.”), Singapore, India and the United Arab Emirates (“UAE”), and sales representative offices in Australia, China, France, India, and Indonesia. The Company is headquartered in Baton Rouge, Louisiana. References to the “Company” include EM II LP and its subsidiaries.

The Company is a global distributor of specialty steel products primarily to the oil and gas, power, petrochemical, mining, and civil construction markets. The Company’s product catalog consists of pipe, plate, valves and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. The Company’s customers include engineering, procurement and construction firms, equipment fabricators, multi-national and national major integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipal and transportation authorities.

Organization—EM II LP is a Delaware limited partnership formed on April 3, 2007, by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Fund IV”) to acquire the common shares of the operating subsidiaries of Edgen/Murray, L.P., the Company’s predecessor, which was formed on November 22, 2005 by ING Furman Selz Investors III, LP, ING Barings U.S. Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd. (collectively, “Fund III”) and certain members of Edgen Murray Corporation (“EMC”) management. On May 11, 2007, EM II LP, including institutional investors and existing management, acquired the common shares of EMC and Pipe Acquisition Limited (“PAL”), the principal assets of Edgen/Murray, L.P. The formation of EM II LP, the acquisition of the assets of Edgen/Murray, L.P. and the related financing transactions are referred to as the “Recapitalization Transaction”. Jefferies Capital Partners (“JCP”) has controlled EM II LP and its predecessor, Edgen/Murray L.P., since the acquisition of Edgen Corporation on February 1, 2005.

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

The condensed consolidated financial statements include the accounts of EM II LP and its wholly-owned subsidiaries. EM II LP’s subsidiary, Edgen Murray FZE (“EM FZE”), has a 70% ownership in a Bahraini joint venture which operates in Saudi Arabia and which is consolidated. The remaining 30% ownership is presented as a non-controlling interest in the condensed consolidated financial statements. All intercompany transactions have been eliminated in consolidation.

The Company’s investment in Bourland and Leverich Holdings LLC and Subsidiary (“B&L”), a distributor of oil country tubular goods, is accounted for under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures, which requires the use of the equity method of accounting unless the investor’s interest is “so minor” that the investor may have virtually no influence over operating and financial policies. The Company’s investment in B&L represents 14.5% of the common equity of a limited liability company and is considered to be more than “minor”. Therefore, it is subject to the equity method of accounting. The Company’s investment in B&L is included in “Investment in unconsolidated entity” on the condensed consolidated balance sheets.

Earnings on this investment are recorded in “Equity in earnings of unconsolidated entity” in the condensed consolidated statements of operations. Any intra-entity profit or loss has been eliminated for the three and six months ended June 30, 2011.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

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

The condensed consolidated balance sheets at December 31, 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 have been adjusted to conform to the presentation of long-term debt and capital lease at June 30, 2011 and for the six months ended June 30, 2011, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This update was issued as a result of the joint effort of the FASB and the International Accounting Standards Board to develop a single, converged fair value framework and provides guidance around measurement and some enhanced disclosure requirements. The guidance and disclosure requirements, which are to be applied prospectively, are effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on its fair value measurement financial disclosures or its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The Company is in the process of determining if it will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

3. Supplemental condensed consolidated statements of cash flows information

	Six months ended June 30,
	2011	2010
Interest paid	$30,740	$3,995
Income taxes paid	673	1,087
Income tax refunds received	18,182	5,463
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	58	3,691

4. Property, plant, and equipment-net

	June 30, 2011	December 31, 2010
Land and land improvements	$11,193	$11,191
Building	35,652	35,429
Equipment and computers	28,092	28,639
Leasehold improvements	5,766	4,631
Construction in progress	113	90

	80,816	79,980
Less accumulated depreciation	(33,182)	(30,693)

Property, plant and equipment - net	$47,634	$49,287

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Depreciation expense	$1,373	$1,167	$2,768	$2,332

The Company is party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At June 30, 2011 and December 31, 2010, the carrying value of the leased fixed assets included in property, plant and equipment was $16,252 and $16,089, respectively.

Substantially all of the Company’s U.S. property, plant, and equipment is pledged as collateral for the Company’s long-term debt.

5. Intangible assets

	Gross carrying value		Accumulated amortization		Net carrying value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Intangible assets subject to amortization:
Customer relationships	$83,724	$81,941	$(68,462)	$(61,198)	$15,262	$20,743
Noncompete agreements	22,010	22,011	(15,232)	(13,409)	6,778	8,602
Sales backlog	9,730	9,580	(9,730)	(9,580)	—	—
Intangible assets not subject to amortization:
Tradenames	11,671	11,407	—	—	11,671	11,407
Trademarks	14	14	—	—	14	14

	$127,149	$124,953	$(93,424)	$(84,187)	$33,725	$40,766

The gross carrying value and accumulated amortization of intangible assets increased $2,196 and $1,410, respectively, at June 30, 2011 compared to December 31, 2010 due to the effect of foreign currency translation.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization expense	$3,930	$3,783	$7,827	$7,643

The Company’s scheduled amortization expense associated with intangible assets is expected to be:

Years Ending December 31:
2011 (remaining)	$7,791
2012	12,109
2013	1,808
2014	332
2015	—
Thereafter	—

$22,040

The weighted-average remaining amortization period for intangible assets subject to amortization was approximately 1.6 years at June 30, 2011.

6. Goodwill

Under ASC 350, Intangibles—Goodwill and Other, an impairment test is required to be performed upon adoption and at least annually thereafter. Material amounts of recorded goodwill attributable to each of the Company’s reporting units are tested for impairment during the first quarter of each year, or whenever events indicate impairment may have occurred, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using discounted cash flows and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted-average cost of capital and guideline company multiples for each of the reportable units.

The following table reflects changes to goodwill for the six months ended June 30, 2011:

Balance as of December 31, 2010	$22,912
Effects of foreign currency translation	825

Balance as of June 30, 2011	$23,737

See Note 12 for a description of goodwill and other intangible assets by reportable segment.

7. Investment in unconsolidated entity

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L, a distributor of oil country tubular goods. The Company accounts for the B&L investment using the equity method of accounting.

The B&L investment is included in “Investment in unconsolidated entity” on the condensed consolidated balance sheets. Earnings on this investment are recorded in “Equity in earnings of unconsolidated entity” within the condensed consolidated statements of operations. At June 30, 2011 and December 31, 2010, the investment in B&L was $11,179 and $10,843, respectively. Equity in the earnings of B&L for the three and six months ended June 30, 2011 was $993 and $1,425, respectively. There was no equity in the earnings of B&L for the three and six months ended June 30, 2010 as the investment was not made until August 19, 2010.

8. Credit arrangements and long-term debt

Credit arrangements and long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
$465,000 12.25% EMC Senior Secured Notes, net of discount of $3,349 and
$3,708 at June 30, 2011 and December 31, 2010, respectively, secured by a lien on the principal U.S. assets of EMC and EM II LP, including up to 65% of the voting stock of EM II LP's non-US subsidiaries; due January 15, 2015	$461,651	$461,292
$175,000 ABL Facility, due May 11, 2012	—	—
$15,000, EM FZE Facility, due May 31, 2012	—	—
Capital lease	18,970	18,519

Total long-term debt and capital lease	480,621	479,811
Less: current portion	(353)	(318)

Long-term debt and capital lease, less current portion	$480,268	$479,493

EMC Senior Secured Notes—On December 23, 2009, EMC issued $465,000 aggregate principal amount of 12.25% Senior Secured Notes (the “EMC Senior Secured Notes”) with an original issue discount of $4,376. Interest accrues on the EMC Senior Secured Notes at a rate of 12.25% semi-annually and is payable in arrears on each January 15 and July 15, commencing on July 15, 2010.

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

The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. Among other things, it limits the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on the Company’s ability to pay dividends or make certain other restricted payments and its ability or the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets. At June 30, 2011, the Company was in compliance with the affirmative and negative covenants applicable under the EMC Senior Secured Notes.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At June 30, 2011, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

The EMC Senior Secured Notes and related guarantees are secured by:

•

first-priority liens and security interests, subject to permitted liens, in EMC’s and the guarantors’ principal U.S. assets (other than the working capital assets which collateralize the ABL Facility), including material real property, fixtures and equipment, intellectual property (including certain intellectual property located outside of the United States; provided that the perfection of the security interest in intellectual property assets is limited to those that may be perfected by the making of a filing in the United States and Canada) and capital stock of EM II LP‘s direct restricted subsidiaries (which, in the case of non-U.S. subsidiaries is limited to 65% of the voting stock of each first-tier non-U.S. subsidiary of EM II LP (or such other percentage to the extent necessary not to require the filing with the SEC (or any other governmental agency) of separate financial statements of any such first-tier non-U.S. subsidiary)) now owned or hereafter acquired; and

•

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

Under an intercreditor agreement, the security interest in certain assets consisting of cash and cash equivalents, inventory, accounts receivable, and deposit and securities accounts is subordinated to a lien thereon that secures the Company’s ABL Facility. As a result of such lien subordination, the EMC Senior Secured Notes are effectively subordinated to the Company’s ABL Facility to the extent of the value of such assets.

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

Actual credit availability for each entity is calculated based on a percentage of eligible trade accounts receivable and inventories, subject to adjustments and sublimits as defined by the ABL Facility (“Borrowing Base”). The entities may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees, letters of credit, and other permitted indebtedness. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada EM Europe, EM Pte and each of the guarantors. Additionally, the common shares of EM Pte and EM FZE secure the portion of the ABL Facility utilized by EM Europe. The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EM Cayman, EMGH, PAL, EM Europe, EM Canada and EM Pte.

The ABL Facility contains financial, affirmative and negative covenants. At June 30, 2011, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility.

At June 30, 2011 and December 31, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $30,120 and $22,136, respectively, including a letter of credit issued by EMC to HSBC in the amount of $12,000, which supports the local credit facility of EM FZE. At June 30, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$110,427		$1,649	$38,140	$10,000	$160,216
Less utilization	(26,895	)(a)	(37)	(3,391)	(2,336)	(32,659)

Net availability	$83,532		$1,612	$34,749	$7,664	$127,557

(a)	Includes a letter of credit in the amount of $12,000 issued to HSBC which supports the local credit facility of EM FZE.

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At June 30, 2011 and December 31, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign currency exchange contracts, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing London Interbank Offered Rate, plus a margin of 2%. At June 30, 2011 and December 31, 2010, there was approximately $640 and $861, respectively, in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $11,360 and $11,139 at June 30, 2011 and December 31, 2010, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Unit-based compensation expense by type:
Unit options	$208	$248	$414	$497
Restricted common units	7	280	15	561

Total unit-based compensation expense	215	528	429	1,058
Tax benefit recognized	—	—	—	—

Total unit-based compensation expense - net of tax	$215	$528	$429	$1,058

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

Unit options—No options were granted during the six months ended June 30, 2011. A summary of unit option activity during the six months ended June 30, 2011 is as follows:

	Number of Options	Weighted-average exercise price per unit
Outstanding - January 1, 2011	10,855	$1,000
Granted	—	—
Exercised	—	—
Cancelled or expired	(400)	1,000

Outstanding - June 30, 2011	10,455	$1,000

Exercisable - June 30, 2011	5,430	$1,000

At June 30, 2011, there was $1,086 of unrecognized unit-based compensation expense related to non-vested unit option awards which the Company expects to recognize over a weighted average period of approximately 0.76 years.

Restricted common units—No restricted units were granted during the six months ended June 30, 2011. At June 30, 2011, all outstanding restricted common units were time-based vesting awards and are expected to vest. The following table summarizes restricted common unit activity during the six months ended June 30, 2011:

Number of units
Outstanding - January 1, 2011	1,860
Granted	—
Vested	(1,610)
Cancelled	—

Outstanding - June 30, 2011	250

The weighted average grant date value of non-vested restricted common units as of June 30, 2011 was $312. The weighted average grant date value of the non-vested restricted common units which vested in the period was $1,000. At

June 30, 2011, there was $51 of unrecognized unit-based compensation expense related to non-vested restricted common units which the Company expects to recognize over a weighted average period of approximately 1 year.

10. Income taxes

EM II LP is a Delaware limited partnership and is not directly subject to U.S. income taxes. However, its subsidiaries operate as corporations or similar entities in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the condensed consolidated financial statements of EM II LP.

The following table sets forth the Company’s income tax expense (benefit):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss before income tax expense (benefit)	$(2,302)	$(82,444)	$(11,764)	$(97,839)
Income tax expense (benefit)	1,566	(7,025)	2,122	(15,454)
Effective tax rate	68.0%	8.5%	18.0%	15.8%

The income tax expense for the three and six months ended June 30, 2011 reflects taxable income from non-U.S. operations at an estimated annual effective tax rate of approximately 25.8%. In accordance with ASC 740, Income Taxes, a full valuation allowance has been established against any tax benefits related to taxable losses generated by the Company’s U.S. operations. As a result, any tax benefits from the Company’s U.S. operations were excluded in deriving the Company’s estimated annual effective tax rate. For the three and six months ended June 30, 2010, the income tax benefit reflects the taxable loss at an estimated annual effective tax rate which was composed of operating losses in higher income tax jurisdictions primarily in the U.S., partially offset by taxable income in lower or no income tax jurisdictions including the United Kingdom, Singapore and UAE.

At June 30, 2011 and December 31, 2010, a valuation allowance of $20,252 and $11,492, respectively, was recorded against deferred tax assets and net operating loss carryforwards. The estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover the NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance, January 1, 2011	$1,046
Increase in existing uncertain tax position	598
Effects of foreign currency translation	40

Balance, June 30, 2011	$1,684

The uncertain tax position recognized by the Company at June 30, 2011 relates to a tax year that has not yet been filed with the relevant tax authority. Accordingly, no interest and/or penalties have been recorded related to this uncertain tax position. If the Company and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in the other current liabilities on the condensed consolidated balance sheet and other income (expense), net on the condensed consolidated statement of operations. The interest related to this reserve would be accrued at the Internal Revenue Service or other tax jurisdiction applicable rate and included in accrued interest under current liabilities on the Company’s condensed consolidated balance sheet and included in interest on the condensed consolidated statement of operations.

The Company, as a reporting entity and not a taxpaying entity, is not subject to the general statute of limitations period for assessment of tax. However, the Company’s subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2007 - 2010
Various States	2005 - 2010
Various Foreign	2004 - 2010

11. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,193 and $923 for the three months ended June 30, 2011 and 2010, respectively, and $2,397 and $1,888 for the six months ended June 30, 2011 and 2010, respectively.

Employment agreements—In the ordinary course of business, the Company has entered into employment agreements with certain executives. Among other things, the employment agreements provide for minimum salary levels, incentive bonuses, and other compensation. Employment agreement terms also include payments to the executive in the event of termination of employment. The payments, among other things, may include cash severance, continuation of medical and other insurance benefits, and acceleration of the vesting of certain equity-based awards, depending on, among other factors, the circumstances surrounding termination.

Legal proceedings—The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and/or cash flows.

On April 1, 2011, a customer notified the Company that it intends to pursue relief from the Company under the warranty provisions contained in the customer’s purchase order contract. The customer alleges that certain products purchased from the Company were not acceptable and as a result, the customer incurred costs related to the removal, testing and replacement of the products. The customer estimates the costs to remove, test and replace the products will range from $3,200 to $5,400. The Company believes it has various defenses to the customer’s potential claim. The Company has evaluated the limited information provided by the customer with respect to the potential claim and has not accrued any liability related to this matter as of June 30, 2011. While the Company expects a favorable resolution to this matter, there can be no assurance that a favorable outcome will be achieved. An unfavorable outcome could have a materially adverse impact on the Company’s consolidated financial position, results of operations and/or cash flows.

12. Segment and geographic area information

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

The Western Hemisphere distributes specialty steel pipe, pipe components, valves, high-grade structural sections and plates for use in environments that are highly corrosive, abrasive, extremely high or low temperature and/or involve high pressures. The Western Hemisphere also distributes valves and actuation packages. The Western Hemisphere is headquartered in Houston, Texas, and markets products to customers primarily in the United States, Canada, and Latin America.

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

Certain expenses of EM II LP, other non-trading expenses, and certain assets and liabilities, such as certain intangible assets, are not allocated to the segments, but are included in General Company expenses.

The accounting policies of the reportable segments are the same as those of the Company. The Company evaluates performance based on Company-wide income or loss from operations before income taxes not including nonrecurring gains or losses and discontinued operations. The Company accounts for sales between segments at a margin agreed to between segment management.

The following table presents the financial information for each reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales:
Western Hemisphere	$131,427	$82,903	$246,427	$171,107
Eastern Hemisphere	93,139	53,385	166,016	110,614
Intersegment sales	(2,017)	(577)	(4,332)	(1,520)

	$222,549	$135,711	$408,111	$280,201

Intersegment sales:
Western Hemisphere	$988	$130	$2,029	$982
Eastern Hemisphere	1,029	447	2,303	538

	$2,017	$577	$4,332	$1,520

Income (loss) from operations:
Western Hemisphere	$5,029	$(59,630)	$6,378	$(60,762)
Eastern Hemisphere	11,086	3,851	18,650	9,748
General Company	(3,442)	(10,411)	(7,302)	(14,441)

	$12,673	$(66,190)	$17,726	$(65,455)

Capital expenditures:
Western Hemisphere	$139	$56	$199	$130
Eastern Hemisphere	116	5,468	268	7,783
General Company	—	—	—	—

	$255	$5,524	$467	$7,913

Depreciation and amortization:
Western Hemisphere	$2,831	$2,866	$5,688	$5,730
Eastern Hemisphere	614	385	1,222	767
General Company	1,858	1,699	3,685	3,478

	$5,303	$4,950	$10,595	$9,975

	June 30, 2011	December 31, 2010
Total assets:
Western Hemisphere	$246,585	$243,579
Eastern Hemisphere	210,553	176,138
General Company	43,784	44,303

	$500,922	$464,020

Property, plant, and equipment-net:
Western Hemisphere	$11,296	$12,453
Eastern Hemisphere	36,338	36,834
General Company	—	—

	$47,634	$49,287

Goodwill and other intangible assets:
Western Hemisphere	$15,476	$19,617
Eastern Hemisphere	—	—
General Company	41,986	44,061

	$57,462	$63,678

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

13. Derivatives and other financial instruments

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

At June 30, 2011 and December 31, 2010, there were no designated forward contracts outstanding or deferred gains or losses in other comprehensive income. The total notional amount of outstanding forward contracts not designated as hedging instruments at June 30, 2011 and December 31, 2010 was $51,367 and $27,738, respectively. The following table discloses the recognized gains and losses on the Company’s condensed consolidated balance sheets associated with forward contracts not designated as hedging instruments:

	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:	Recognized Gain (Loss)
Classified in prepaid expenses other current assets	$225	$264
Classified in accrued expenses and other current liabilities	(67)	(88)

	$158	$176

The following table discloses the impact on the Company’s condensed consolidated statements of operations of derivative instruments not designated as hedging instruments:

		Loss in operations
Derivatives not designated as hedging instruments:	Location of Loss Recognized in Operations	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Interest rates swaps and collar	Other income (expense) -net	$—	$(64)	$—	$(190)
Forward contracts	Selling, general and administrative expenses, net of service fee income	(2)	(833)	(15)	(818)

		$(2)	$(897)	$(15)	$(1,008)

At June 30, 2011 and December 31, 2010, the cumulative effect of currency translation adjustments was a loss of $22,678 and $25,531, respectively, and is included within partners’ deficit on the condensed consolidated balance sheets. Currency translation adjustments included within partners’ deficit on the condensed consolidated balance sheets are the result of the translation of the Company’s foreign subsidiaries’ financial statements that have a functional currency other than the U.S. Dollar.

14. Fair value measurements and financial instruments

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

The Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are shown in the table below.

	At June 30, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$—	$225	$—	$225	$—	$264	$—	$264
Asset held for sale	—	—	—	—	5,224	—	—	5,224

Total financial assets	$—	$225	$—	$225	$5,224	$264	$—	$5,488

Financial liabilities:
Forward contracts	$—	$(67)	$—	$(67)	$—	$(88)	$—	$(88)

Total financial liabilities	$—	$(67)	$—	$(67)	$—	$(88)	$—	$(88)

Forward contracts: The foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

Asset held for sale: Asset held for sale is recorded at the lower of the net carrying value less costs to sell or fair market value. As of December 31, 2010, asset held for sale relates to the Company’s Singapore facility which was subsequently sold in January 2011 for $6,329 on which the Company recognized a gain of $980 in the six months ended June 30, 2011.

The comparison of carrying value and fair value of the Company’s financial instruments is presented below:

	At June 30, 2011		At December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
EMC Senior Secured Notes	$461,651	$468,488	$461,292	$406,875
Cash at bank and in hand	58,642	58,642	62,478	62,478
Accounts receivable	164,412	164,412	104,831	104,831
Accounts payable	111,782	111,782	68,812	68,812

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

15. Related-party transactions

In connection with the Recapitalization Transaction, an employee pension fund of the ultimate parent company of a customer of EM II LP purchased approximately 14%, on a fully-diluted ownership basis, of the EM II LP common limited partnership units. There was no direct or indirect investment in the Company prior to May 11, 2007. For the three and six months ended June 30, 2011, the Company had sales to that customer of $17,814 and $22,456, respectively, in the normal course of business. For the three and six months ended June 30, 2010, sales to the customer were $4,826 and $9,069, respectively. At June 30, 2011 and December 31, 2010, the Company had $18,271 and $5,917, respectively, of accounts receivable from this customer included in accounts receivable on its condensed consolidated balance sheets.

The Company made payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in EM II LP as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Payments to JCP	$18	$16	$18	$60

B&L acquired the assets of Bourland & Leverich Holding Company and its subsidiaries on August 19, 2010. In connection with the acquisition, EMC invested $10,000 in exchange for 14.5% of the common equity in B&L. The president and chief executive officer of EMC, who is also the chairman and director of EM II LP, serves as non-executive chairman of the board of directors of B&L. B&L is controlled by JCP. In addition, certain JCP employees, who serve as directors of the general partner of EM II LP, serve on the board of directors of B&L.

EMC also entered into a service fee agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general, and administrative expense, net of service fee income, on the condensed consolidated statement of operations includes $500 and $1,000 of service fee income related to the service fee agreement for the three and six months ended June 30, 2011, respectively.

In the normal course of business, the Company purchased $62 of products from B&L in both the three and six months ended June 30, 2011, all of which was included in accounts payable on its condensed consolidated balance sheets at June 30, 2011. The Company had $3 of accounts payable to B&L included in accounts payable on its condensed consolidated balance sheets at December 31, 2010. Administrative expenses paid by the Company on behalf of B&L, which were subsequently reimbursed by B&L, were $10 and $34 in the three and six months ended June 30, 2011, respectively. At June 30, 2011, the Company had a $32 account receivable from B&L included in accounts receivable on its condensed consolidated balance sheets. There was no account receivable from B&L at December 31, 2010.

In August 2010, B&L granted equity awards to the Company’s chief executive officer, who serves as a board member of B&L, and to certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options, and 1,041.55 Class B units all of which vest over a five year period. Selling, general and administrative expenses, net of service fee income for the three and six months ended June 30, 2011, include $127 and $254 of unit-based compensation expense related to the B&L equity awards.

16. Subsequent event

The Company evaluated for subsequent events through the date these condensed consolidated financial statements and the related notes to the financial statements were issued and concluded that there were no significant subsequent events requiring recognition or disclosure.

17. Condensed Consolidating Financial Information

In connection with the issuance of the EMC Senior Secured Notes by EMC, a 100%-owned U.S. subsidiary of EM II LP (“Issuer” in the tables below) which excludes EMC’s non-U.S. subsidiary, Edgen Murray Canada (“EM Canada”), EM II LP (“Parent” in the tables below) issued a full and unconditional guarantee of the EMC Senior Secured Notes. EMC is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH Limited and its subsidiaries, and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC Senior Secured Notes and are referred to as the Non-guarantor subsidiaries in the condensed consolidating financial information presented below.

The following tables present the condensed consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany sales and expenses.

Condensed consolidating balance sheets

	June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$13,388	$45,254	$—	$58,642
Accounts receivable—net	—	92,363	72,049	—	164,412
Intercompany accounts receivable	—	5,405	1,312	(6,717)	—
Inventory	—	82,621	58,128	—	140,749
Income tax receivable	—	1,191	732	—	1,923
Prepaid expenses and other current assets	—	4,328	2,639	—	6,967
Affiliated interest receivable	—	—	—	—	—
Deferred tax asset—net	—	109	36	—	145
Asset held for sale	—	—	—	—	—

Total current assets	—	199,405	180,150	(6,717)	372,838
Property, plant and equipment, net	—	10,631	37,003	—	47,634
Distributions in excess of earnings and investment in subsidiaries	(139,126)	746	—	138,380	—
Goodwill	—	—	23,737	—	23,737
Other intangible assets, net	—	15,476	18,249	—	33,725
Other assets	—	10,640	1,169	—	11,809
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated entity	—	11,179	—	—	11,179

Total assets	$(139,126)	$343,932	$260,308	$35,808	$500,922

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL:
Accounts payable	$—	$45,309	$66,473	$—	$111,782
Intercompany accounts payable	—	1,042	2,951	(3,993)	—
Other current liabilities	—	36,347	9,331	16	45,694

Total current liabilities	—	82,698	78,755	(3,977)	157,476
Deferred tax liability, net	—	110	4,644	—	4,754
Other long-term liabilities	2,740	133	157	(2,740)	290
Long-term debt and capital lease	—	461,651	114,472	(95,855)	480,268

Total liabilities	2,740	544,592	198,028	(102,572)	642,788

Total partners’ (deficit) capital	(141,866)	(200,660)	62,280	138,380	(141,866)

Total liabilities and partners’ (deficit) capital	$(139,126)	$343,932	$260,308	$35,808	$500,922

	December 31, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$32,408	$30,070	$—	$62,478
Accounts receivable—net	—	51,486	53,345	—	104,831
Intercompany accounts receivable	—	4,953	462	(5,415)	—
Inventory	—	76,045	52,437	—	128,482
Income tax receivable	—	19,417	178	—	19,595
Prepaid expenses and other current assets	—	3,525	2,514	—	6,039
Affiliated interest receivable	—	5,456	—	(5,456)	—
Deferred tax asset—net	—	—	35	—	35
Asset held for sale	—	—	5,224	—	5,224

Total current assets	—	193,290	144,265	(10,871)	326,684
Property, plant and equipment, net	—	11,928	37,359	—	49,287
Distributions in excess of earnings and investment in subsidiaries	(128,539)	2,110	—	126,429	—
Goodwill	—	—	22,912	—	22,912
Other intangible assets, net	—	19,617	21,149	—	40,766
Other assets	—	12,333	1,195	—	13,528
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated entity	—	10,843	—	—	10,843

Total assets	$(128,539)	$345,976	$226,880	$19,703	$464,020

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL:
Accounts payable	$—	$29,292	$39,520	$—	$68,812
Intercompany accounts payable	—	—	3,618	(3,618)	—
Other current liabilities	—	35,622	10,772	(5,206)	41,188

Total current liabilities	—	64,914	53,910	(8,824)	110,000
Deferred tax liability, net	—	—	5,470	—	5,470
Other long-term liabilities	2,723	167	152	(2,723)	319
Long-term debt and capital lease	—	461,292	114,298	(96,097)	479,493

Total liabilities	2,723	526,373	173,830	(107,644)	595,282

Total partners’ (deficit) capital	(131,262)	(180,397)	53,050	127,347	(131,262)

Total liabilities and partners’ (deficit) capital	$(128,539)	$345,976	$226,880	$19,703	$464,020

Condensed consolidating statements of operations

	For the three months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$127,872	$96,694	$(2,017)	$222,549
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	109,701	78,596	(2,017)	186,280
Selling, general and administrative expense, net of service fee income	18	11,722	6,553	—	18,293
Depreciation and amortization expense	—	2,774	2,529	—	5,303

Total operating expenses	18	124,197	87,678	(2,017)	209,876

(LOSS) INCOME FROM OPERATIONS	(18)	3,675	9,016	—	12,673
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	—	993	—	—	993
Other income (expense)—net	—	372	5	—	377
Interest expense—net	—	(12,690)	(3,655)	—	(16,345)
Equity in (losses) earnings of subsidiaries	(3,850)	(339)	—	4,189	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(3,868)	(7,989)	5,366	4,189	(2,302)
INCOME TAX EXPENSE	—	254	1,312	—	1,566

NET (LOSS) INCOME	(3,868)	(8,243)	4,054	4,189	(3,868)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	54	—	—	—	54

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(3,922)	$(8,243)	$4,054	$4,189	$(3,922)

	For the three months ended June 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$80,942	$55,346	$(577)	$135,711
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	71,773	43,905	(577)	115,101
Selling, general and administrative expense, net of service fee income	8	11,625	7,412	—	19,045
Depreciation and amortization expense	—	2,833	2,117	—	4,950

Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	8	140,770	61,700	(577)	201,901
LOSS FROM OPERATIONS	(8)	(59,828)	(6,354)	—	(66,190)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	—	—	—	—	—
Other income (expense)—net	—	88	(337)	—	(249)
Interest expense—net	—	(12,314)	(3,691)	—	(16,005)
Equity in (losses) earnings of subsidiaries	(75,411)	(1,665)	—	77,076	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(75,419)	(73,719)	(10,382)	77,076	(82,444)
INCOME TAX BENEFIT	—	(6,687)	(338)	—	(7,025)

NET (LOSS) INCOME	(75,419)	(67,032)	(10,044)	77,076	(75,419)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	16	—	—	—	16

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(75,435)	$(67,032)	$(10,044)	$77,076	$(75,435)

	For the six months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$236,374	$176,069	$(4,332)	$408,111
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	205,592	143,888	(4,332)	345,148
Selling, general and administrative expense, net of service fee income	18	22,282	12,342	—	34,642
Depreciation and amortization expense	—	5,577	5,018	—	10,595

Total operating expenses	18	233,451	161,248	(4,332)	390,385

(LOSS) INCOME FROM OPERATIONS	(18)	2,923	14,821	—	17,726
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entity	—	1,425	—	—	1,425
Other income (expense)—net	—	791	759	—	1,550
Interest expense—net	—	(25,149)	(7,316)	—	(32,465)
Equity in (losses) earnings of subsidiaries	(13,868)	(481)	—	14,349	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(13,886)	(20,491)	8,264	14,349	(11,764)
INCOME TAX EXPENSE	—	96	2,026	—	2,122

NET (LOSS) INCOME	(13,886)	(20,587)	6,238	14,349	(13,886)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	60	—	—	—	60

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(13,946)	$(20,587)	$6,238	$14,349	$(13,946)

	For the six months ended June 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$166,694	$115,027	$(1,520)	$280,201
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	147,151	92,076	(1,520)	237,707
Selling, general and administrative expense, net of service fee income	18	22,291	12,860	—	35,169
Depreciation and amortization expense	—	5,667	4,308	—	9,975
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	18	229,648	117,510	(1,520)	345,656

LOSS FROM OPERATIONS	(18)	(62,954)	(2,483)	—	(65,455)
OTHER INCOME (EXPENSE):
Other income (expense)—net	—	230	(537)	—	(307)
Interest expense—net	—	(24,634)	(7,443)	—	(32,077)
Equity in (losses) earnings of subsidiaries	(82,367)	(1,575)	—	83,942	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(82,385)	(88,933)	(10,463)	83,942	(97,839)
INCOME TAX BENEFIT	—	(15,077)	(377)	—	(15,454)

NET (LOSS) INCOME	(82,385)	(73,856)	(10,086)	83,942	(82,385)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	16	—	—	—	16

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(82,401)	$(73,856)	$(10,086)	$83,942	$(82,401)

Condensed consolidating statements of cash flows

	For the six months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash (used in) provided by operating activities	$—	$(19,323)	$11,343	$—	$(7,980)

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(197)	(2,337)	—	(2,534)
Proceeds from sale of property, plant, and equipment	—	—	6,270	—	6,270

Net cash (used in) provided by investing activities	—	(197)	3,933	—	3,736

Cash flows from financing activities:
Principal payments of long-term debt and capital lease	—	—	(218)	—	(218)
Proceeds from ABL Facility	—	11,276	—	—	11,276
Payments to ABL Facility	—	(11,276)	—	—	(11,276)
Increase (decrease) in managed cash overdraft	—	426	(299)	—	127

Net cash provided by (used in) financing activities	—	426	(517)	—	(91)

Effect of exchange rate changes on cash	—	74	425	—	499

Net change in cash and cash equivalents	—	(19,020)	15,184	—	(3,836)
Cash and cash equivalents at beginning period	—	32,408	30,070	—	62,478

Cash and cash equivalents at end of period	$—	$13,388	$45,254	$—	$58,642

	For the six months ended June 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$6,963	$9,388	$(1,000)	$15,351
Cash flows from investing activities:
Purchase of PetroSteel business—net of cash acquired	—	(4,000)	—	—	(4,000)
Purchases of property, plant, and equipment	—	(95)	(4,297)	—	(4,392)
Proceeds from sale of property, plant, and equipment	—	150	47	—	197

Net cash used in investing activities	—	(3,945)	(4,250)	—	(8,195)

Cash flows from financing activities:
Deferred financing costs and financing fees paid	—	(617)	—	—	(617)
Principal payments of long-term debt and capital lease	—	(4,000)	(1,135)	1,000	(4,135)
Proceeds from ABL Facility	—	577	—	—	577
Payments to ABL Facility	—	(577)	—	—	(577)
Increase (decrease) in managed cash overdraft	—	285	(341)	—	(56)

Net cash (used in) provided by financing activities	—	(4,332)	(1,476)	1,000	(4,808)

Effect of exchange rate changes on cash	—	(80)	(1,489)	—	(1,569)

Net change in cash and cash equivalents	—	(1,394)	2,173	—	779
Cash and cash equivalents at beginning period	—	29,860	35,873	—	65,733

Cash and cash equivalents at end of period	$—	$28,466	$38,046	$—	$66,512

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10- Q), including but not limited to statements regarding our liquidity and cash flow, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	continued slow global economic recovery;

•	volatility in the global energy infrastructure market;

•	changes in supply, demand, prices and other market conditions for our products and services;

•	the ability of our suppliers to meet our production and supply needs;

•	delays in customer deliveries due to major shipping disruptions;

•	the ability of our customers to obtain financing to fund their projects;

•	changes in the nature of the individual markets in which our customers operate;

•	worldwide rates of oil and natural gas production and investment in refining capacity;

•	unexpected adjustments and cancellations to our sales backlog as a result of unfavorable changes in economic conditions or otherwise;

•	our dependence on the oil and gas industry and on few significant customers and vendors and our ability to maintain good relationships with our customers and vendors;

•	the impact of natural disasters;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance sufficiently or at all;

•	changes in environmental, healthcare and workplace safety factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology outages and other disruptions;

•	changes in the estimates and assumptions we use to prepare our condensed consolidated financial statements;

•	our ability to effectively pass through costs to our customers;

•	our ability to extend or replace our ABL Facility prior to its scheduled maturity on May 11, 2012;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit or other means of credit support;

•	our ability to obtain waivers or amendments with our lenders or to collateralize letters of credit upon non-compliance with covenants in our credit facility;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under the EMC Senior Secured Notes and ABL Facility;

•	the impact of adverse credit markets and the availability of adequate financing and additional capital on commercially reasonable terms;

•	outcomes of unasserted claims, pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	loss of key management;

•	our ability to successfully identify, integrate and complete acquisitions;

•	a determination to write-off a significant amount of intangible assets, goodwill and/or long-lived assets;

•	war, armed conflict and terrorist attacks in the countries in which we operate; and

•	changes in the political and economic conditions of the foreign countries where we operate.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ending December 31, 2010, and (3) our reports filed from time to time with the SEC.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the financial statements included elsewhere in this report, and the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ending December 31, 2010. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements” above.

Overview

General

We are a global distributor of specialty steel products primarily to the oil and gas, power, petrochemical, mining, and civil construction markets. Our product catalog consists of pipe, plate, valves and sections, including highly-engineered prime carbon or alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. We stock and distribute inventory and offer direct from the manufacturer distribution. Currently, we support our customers through a global network of facilities located on five continents.

Principal factors affecting our business

Our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and natural gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of customers’ expenditures generally depends on prevailing views of future supply and demand for oil, natural gas, refined products, electric power, petrochemicals, and mined products and civil construction supply and demand. These views are influenced by numerous factors, including, among others, changes in global economic conditions, changes in oil and natural gas prices, availability of adequate financing on commercially reasonable terms, increasing rates of oil and natural gas production in non-traditional geographies and investment in refining capacity.

In addition to demand driven factors, our business is also affected by changes in the cost of steel. Fluctuations in the costs of the products we supply are largely driven by changes in the cost of raw materials used in steel-making, changes in the condition of the general economy, changes in product inventories held by our customers, our vendors and other distributors and prevailing steel prices around the world. Demand for our products, the actions of our competitors and suppliers, and other factors largely out of our control will influence whether, and to what extent, we will be successful in improving our future profit margins.

For the three and six months ended June 30, 2011, the Company’s 10 largest customers represented approximately 43% and 36% of our consolidated sales, respectively, and no one customer accounted for more than 8% of our consolidated sales in either period. For the same periods in fiscal year 2010, the Company’s 10 largest customers represented approximately 30% and 32% of our consolidated sales, respectively, and no one customer accounted for more than 5% in either prior year period. In addition, approximately 81% and 78% of our consolidated sales were derived from customers in the oil and gas industry for the three and six months ended June 30, 2011, respectively, with approximately 70% and 69% of our consolidated sales derived from customers in the oil and gas industry in the same periods last year. We rely on a limited number of third parties to meet our product purchase requirements. During the three and six months ended June 30, 2011, our 10 largest vendors accounted for approximately 55% and 48%, respectively, of our purchases, and our single largest vendor accounted for approximately 17% and 13%, respectively, of purchases for these periods. In the prior year comparable periods, our 10 largest vendors accounted for approximately 44% and 44%, respectively, and the single largest vendor accounted for 12% and 9%, respectively, of purchases for these periods.

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

Effects of currency fluctuations

Our U.K. entity has a functional currency of the U.K. pound. As of June 30, 2011 and December 31, 2010, approximately 27% and 21%, respectively, of our total assets were held by our U.K. entity. For the three and six months ended June 30, 2011, approximately 30% and 28%, respectively, of our sales were attributable to our U.K. entity. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our condensed consolidated financial position, results of operations and/or cash flows. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the statement of operations amounts are translated at the average exchange rate for each month in the period.

From time to time, we also enter into purchase and sales commitments that are denominated in a currency, primarily the Euro and US Dollar, which are other than the functional currency of our operating entities. Currency fluctuations can create volatility in financial position, results of operations and cash flows from period to period. Our practices include entering into foreign currency exchange contracts in an effort to minimize foreign currency exposure related to certain forecasted purchases and sales transactions. We do not use derivative financial instruments for speculative purposes.

Revenue sources

We are primarily a distributor/reseller of our suppliers’ manufactured products. We often purchase these products in large quantities that are efficient for our suppliers to produce, and we subsequently resell these products in smaller quantities to meet our customers’ requirements.

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

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization), selling, general and administrative expense, net of service fee income, depreciation and amortization expense, and interest expense. Our most significant cost of sales consists primarily of the cost of our products at weighted average cost, plus inbound and outbound freight expense, outside processing expenses, physical inventory adjustments and inventory obsolescence charges, less earned incentives from vendors.

Our cost of sales is influenced significantly by the prices we pay our vendors to procure or manufacture the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with vendors or earned incentives from our vendors. Generally, we are able to pass cost increases on to our customers. However, during certain periods when we have excess inventories, discounting occurs, and we are unable to realize full value for our stocked inventory products. Market conditions in the future may not permit us to fully pass through future cost increases or may force us to grant other concessions to customers. An inability to promptly pass through such increases and to compete with excess inventories may reduce our profitability. Our product costs are reduced by vendor discounts and purchase incentives. Payment for our products is typically due to our vendors within 30 to 60 days of delivery.

Selling, general and administrative expense, net of service fee income, includes sales and administrative employee compensation and benefit costs, as well as travel expenses for sales representatives, information technology infrastructure and communication costs, office rent and supplies, professional services and other general expenses. Selling, general and administrative expense, net of service fee income, also include costs for warehouse personnel and benefits, supplies, equipment maintenance and rental and contract storage and distribution expenses. Selling, general and administrative expense are presented net of service fee income from B&L, an unconsolidated affiliate, for support services provided by the Company related to information technology, legal, treasury, tax, financial reporting and other administrative expenses.

Depreciation and amortization expense consists of amortization of acquired intangible assets, including customer relationships and sales backlog, and the depreciation of property, plant, and equipment including leasehold improvements, capital leases, and picking and lifting equipment.

Interest expense includes interest incurred on our indebtedness, amortization of deferred financing costs and original issue discount, and fees associated with the utilization of our senior secured revolving credit facility (“ABL Facility”) for letters of credit and bank guarantees.

Results of operations

Overview

In spite of continued political and economic uncertainties within the global marketplace during the first half of 2011, capital spending in energy markets improved relative to the first half of 2010. Higher oil prices through the first six months of 2011 spurred both international and domestic oil companies to accelerate spending plans on offshore and onshore oil and gas opportunities. As a result, our total sales increased approximately 45.6% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in sales was generated from both our Western Hemisphere and Eastern Hemisphere segments and was primarily driven by activity in the offshore upstream and midstream energy markets. We recorded higher sales order bookings during the first half of 2011 as sales backlog grew to $430 million at June 30, 2011 compared to $312 million at March 31, 2011, $210 million at December 31, 2010, and $190 million at June 30, 2010. Sales backlog at June 30, 2011 is comprised primarily of sales orders related to the construction of offshore high performance multi-purpose jack-up rigs, offshore renewable energy projects, natural gas gathering systems, and offshore exploration and production. Sales backlog also includes orders related to refinery upgrades and turnarounds, and civil infrastructure projects.

Sales volume increases continue to be the primary contributor to improved sales in both our Western and Eastern Hemisphere segments. Sales prices have modestly increased in the first six months of 2011 compared to the first half of 2010 on many of our products despite very competitive market conditions. Gross profit margin has remained flat as compared to the first six months of 2010 attributable mainly to product costs which have incrementally increased with selling prices along with a slight change in product mix. Selling, general and administrative expense, net of service fee income for the three and six months ended June 30, 2011, were lower when compared to the same periods in 2010 due mainly to service fee income recognized in the three and six months ended June 30, 2011, of which there was none in the comparable periods of 2010, and realized and unrealized losses on foreign currency transactions which were substantially higher in the three and six months ended June 30, 2010 compared to the same periods in 2011.

Cash on hand at June 30, 2011 was $58.6 million and was slightly lower than our cash position of $62.5 million at December 31, 2010. Cash flows used in operations reflect increased working capital requirements to support the increased sales volumes partially offset by federal and state income tax refunds of approximately $18.2 million received in the six months ended June 30, 2011. Cash provided by investing activities included cash proceeds of $6.2 million from the sale of our former Singapore sales and distribution facility which was sold in conjunction with the completion of the construction of our new Singapore sales and distribution facility in December 2010. There were no significant financing activities during the six months ended June 30, 2011.

Three months ended June 30, 2010 compared to three months ended June 30, 2011

The following tables compare sales and income (loss) from operations for the three months ended June 30, 2010 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three months ended June 30,
(millions, except percentages)	2010	2011	% Change
Sales
Western Hemisphere	$82.9	$131.4	58.5%
Eastern Hemisphere	53.4	93.1	74.5%
Eliminations	(0.6)	(2.0)	249.7%

Total	$135.7	$222.5	64.0%

Income (loss) from operations
Western Hemisphere	$(59.6)	$5.0	NM
Eastern Hemisphere	3.9	11.1	187.9%
General Company	(10.4)	(3.4)	66.9%

Total	$(66.1)	$12.7	NM

Income (loss) from operations as a % of sales
Western Hemisphere	(71.9)%	3.8%
Eastern Hemisphere	7.3%	11.9%
Total	(48.7)%	5.7%

Sales

Consolidated—For the three months ended June 30, 2011, consolidated sales increased $86.8 million, or 64.0%, to $222.5 million compared to $135.7 million for the three months ended June 30, 2010. The increased sales were driven by sales volume increases primarily in the upstream and midstream energy markets as a result of accelerated spending by customers for onshore and offshore oil and gas infrastructure. We also experienced a modest increase in sales activity related to new refinery projects in the downstream energy market.

Western Hemisphere—For the three months ended June 30, 2011, sales from the Western Hemisphere increased $48.5 million, or 58.5%, to $131.4 million compared to $82.9 million for the three months ended June 30, 2010. The sales increase in the Western Hemisphere was primarily driven by increased sales volumes for infrastructure construction in the offshore upstream energy market, continued demand for onshore liquids and gas gathering systems developed in conjunction with North American shale plays, and some increased sales volume related to new refinery projects in the downstream energy market. Sales were favorably impacted by moderate selling price increases and unfavorably impacted by a change in product sales mix.

Eastern Hemisphere—For the three months ended June 30, 2011, sales from the Eastern Hemisphere increased $39.7 million, or 74.5%, to $93.1 million compared to $53.4 million for the three months ended June 30, 2010. The sales increase in the Eastern Hemisphere was primarily driven by increased maintenance, repair and operations (“MRO”) activity around offshore oil and natural gas exploration and production in the North Sea and the African coast and from liquefied natural gas project sales along the Australian coast. Foreign currency exchange rates had a slightly favorable impact on sales for the period.

Income (loss) from operations

Consolidated—For the three months ended June 30, 2011, consolidated income (loss) from operations increased $78.8 million to income from operations of $12.7 million compared to a loss from operations of $66.1 million for the three months ended June 30, 2010. Included in the loss from operations for the three months ended June 30, 2010 was a pre-tax goodwill impairment charge of $62.8 million. Excluding the goodwill impairment charge, the increase in consolidated income from a loss from operations in the three months ended June 30, 2010 to income from operations in the three months ended June 30, 2011 is primarily attributable to increased sales volumes in the three months ended June 30, 2011. While gross profit substantially benefitted from increased sales volumes, gross profit margin increases were moderate due to an extremely competitive pricing environment, product costs which increased incrementally with sales price increases and an unfavorable product sales mix. Selling, general and administrative expense, net of service fee income was $0.8 million lower when compared to the three months ended June 30, 2010. Service fee income of $0.5 million is included in selling, general and administrative expense, net of service fee income for the three months ended June 30, 2011. Excluding the service fee income of $0.5 million and unrealized and realized losses on foreign currency transactions which were approximately $1.5 million higher in the three months ended June 30, 2010, selling, general and administrative expenses increased by approximately $1.2 million between comparable periods, due mainly to increases in variable employee related expenses.

Western Hemisphere—For the three months ended June 30, 2011, income (loss) from operations for the Western Hemisphere increased $64.6 million to income from operations of $5.0 million compared to a loss from operations of $59.6 million for the three months ended June 30, 2010. The loss from operations in the prior year period includes a pre-tax goodwill impairment charge of $55.8 million. The remaining increase in income from operations between periods was driven primarily by gross profit from increased sales volumes and higher prices on certain of our products, partially offset by an unfavorable product sales mix. Selling, general and administrative expenses in the current year period were relatively flat when compared to the three months ended June 30, 2010.

Eastern Hemisphere—For the three months ended June 30, 2011, income from operations for the Eastern Hemisphere increased $7.2 million to $11.1 million compared to $3.9 million for the three months ended June 30, 2010. The 187.9% increase in income from operations was driven primarily by gross profit from increased sales volumes and favorable selling prices; partially offset by an unfavorable product sales mix. Excluding the impact of unrealized and realized losses on foreign currency transactions, selling, general and administrative expenses were modestly higher when compared to the three months ended June 30, 2010 because of increases in variable employee related expenses.

General Company—For the three months ended June 30, 2011, the loss from operations for General Company decreased $7.0 million to $3.4 million compared to a loss from operations of $10.4 million for the three months ended June 30, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income of $0.5 million. For the three months ended June 30, 2010, General Company expenses include a $7.0 million goodwill impairment charge related to the Eastern Hemisphere segment. Goodwill and other intangibles are allocated to the Eastern Hemisphere segment for goodwill impairment testing purposes based on their relative fair values at their acquisition date, December 16, 2005.

Six months ended June 30, 2010 compared to six months ended June 30, 2011

The following tables compare sales and income (loss) from operations for the six months ended June 30, 2010 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Six months ended June 30,
(millions, except percentages)	2010	2011	% Change
Sales
Western Hemisphere	$171.1	$246.4	44.0%
Eastern Hemisphere	110.6	166.0	50.1%
Eliminations	(1.5)	(4.3)	185.0%

Total	$280.2	$408.1	45.6%

Income (loss) from operations
Western Hemisphere	$(60.8)	$6.3	NM
Eastern Hemisphere	9.7	18.7	91.3%
General Company	(14.4)	(7.3)	49.4%

Total	$(65.5)	$17.7	NM

Income (loss) from operations as a % of sales
Western Hemisphere	(35.5)%	2.6%
Eastern Hemisphere	8.8%	11.3%
Total	(23.4)%	4.3%

Sales

Consolidated—For the six months ended June 30, 2011, consolidated sales increased $127.9 million, or 45.6%, to $408.1 million compared to $280.2 million for the six months ended June 30, 2010. Throughout the first half of the year, our sales volumes have benefitted from increased oil prices and flat natural gas prices which have translated into an increase in spending by customers for onshore and offshore oil and gas infrastructure. In both our Western Hemisphere and Eastern Hemisphere segments, sales volume increases were attributable primarily to the upstream and midstream energy markets. Modest sales price increases realized in the first three months of 2011 have continued to have a positive impact on consolidated sales for the six months ended June 30, 2011.

Western Hemisphere—For the six months ended June 30, 2011, sales from the Western Hemisphere increased $75.3 million, or 44.0%, to $246.4 million compared to $171.1 million for the six months ended June 30, 2010. The second quarter 2011 sales results continued to exhibit the trends we experienced during the first quarter of 2011, resulting in six months of increased sales volumes driven mainly by infrastructure construction in the upstream energy market and continued demand for onshore liquids and gas gathering systems in the midstream energy market. Selling price increases for certain products favorably impacted sales during the first half of 2011 with a slight unfavorable impact from a change in sales product mix.

Eastern Hemisphere—Sales from the Eastern Hemisphere increased $55.4 million, or 50.1%, to $166.0 million for the six months ended June 30, 2011 compared to $110.6 million for the prior year period. The increase in sales between periods is primarily the result of an increase in activity throughout the first half of 2011 around offshore oil and natural gas exploration and production in the North Sea and the African coast and from liquefied natural gas project sales along the Australian coast. Foreign currency exchange rates had a slightly favorable impact on sales for the period.

Income (loss) from operations

Consolidated—Consolidated income from operations increased $83.2 million to income from operations of $17.7 million for the six months ended June 30, 2011 compared to a loss from operations of $65.5 million for the six months ended June 30, 2010. Included in the loss from operations of $65.5 million for the six months ended June 30, 2010 was a pre-tax goodwill impairment charge of $62.8 million recorded in the three months ended June 30, 2010. The consolidated income from operations in the six months ended June 30, 2011 compared to the consolidated loss from operations in the prior year period is primarily the result of increased sales volumes realized throughout the first half of 2011. Increased sales prices were tempered by incremental increases in product costs and a slightly unfavorable change in product mix throughout the first half of 2011 which resulted in flat gross margins on increased sales volumes. Selling, general and administrative expense, net of service fee income was lower by $0.5 million when compared to the six months ended June 30, 2010. Excluding service fee income of $1.0 million recognized in the first half of 2011, selling, general and administrative expenses increased by $0.5 million in the six months ended June 30, 2011 compared to the prior year six months ended June 30, 2010 mainly due to increased overhead expenses offset by a decrease in realized and unrealized losses on foreign currency transactions of approximately $1.6 million.

Western Hemisphere—For the six months ended June 30, 2011, income (loss) from operations for the Western Hemisphere increased $67.1 million, to $6.3 million of income from operations compared to a loss from operations of $60.8 million for the six months ended June 30, 2010. The loss from operations in the prior year period includes a pre-tax goodwill impairment charge of $55.8 million. Excluding the goodwill impairment charge in the six months ended June 30, 2010, the increase in income from operations between periods was driven primarily by gross profit from increased sales volumes and higher prices on some products. Offsetting this increase was a slightly unfavorable product mix. Selling, general and administrative expenses in the current year six month period were generally consistent with the six months ended June 30, 2010.

Eastern Hemisphere—For the six months ended June 30, 2011, income from operations for the Eastern Hemisphere increased $9.0 million to $18.7 million compared to $9.7 million for the six months ended June 30, 2010. The 91.3% increase in income from operations was driven primarily by gross profit from increased sales volumes from offshore upstream projects and favorable selling prices. Product sales mix was slightly unfavorable in the first half of 2011 as compared to the first half of 2010. Excluding realized and unrealized losses from foreign currency transactions, selling, general and administrative expenses increased when compared to the six months ended June 30, 2010 as a result of increases in variable employee related expenses.

General Company—For the six months ended June 30, 2011, loss from operations for General Company decreased $7.1 million to $7.3 million compared to a loss from operations of $14.4 million for the three months ended June 30, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income of $1.0 million. For the six months ended June 30, 2010, General Company expenses include a $7.0 million goodwill impairment charge recognized in the three months ended June 30, 2010 related to the Eastern Hemisphere segment. Goodwill and other intangibles are allocated to the Eastern Hemisphere segment for goodwill impairment testing purposes based on their relative fair values at their acquisition date, December 16, 2005. Excluding the effect of the prior period goodwill impairment charge for the six months ended June 30, 2010 and the service fee income in the six months ended June 30, 2011, the loss from operations for General Company increased slightly due to increased variable employee related expenses.

	Three months ended June 30,
	2010	2011	% Change
Equity in earnings of unconsolidated entity	$—	$1.0	NM
Interest expense—net	(16.0)	(16.3)	1.9%
Income tax (benefit) expense	(7.0)	1.6	NM

	Six months ended June 30,
	2010	2011	% Change
Equity in earnings of unconsolidated entity	$—	$1.4	NM
Interest expense—net	(32.1)	(32.5)	1.2%
Income tax (benefit) expense	(15.5)	2.1	NM

Equity in earnings of unconsolidated entity

Equity in earnings of unconsolidated entity of $1.0 million and $1.4 million for the three and six months ended June 30, 2011, respectively, reflects the income from our 14.5% ownership interest in B&L. There was no equity in earnings of unconsolidated entity for the three and six months ended June 30, 2010 as the B&L investment was made in August 2010.

Interest expense, net

Interest expense, net, for the three and six months ended June 30, 2011 was $16.3 million and $32.5 million, respectively. Interest expense, net, includes interest on our 12.25% Secured Senior Notes due 2015 that were issued by EMC on December 23, 2009 (the “EMC Senior Secured Notes”), amortization of deferred financing costs and original issue discount, interest expense related to borrowings, if any, and fees associated with the utilization of our ABL Facility for letters of credit and bank guarantees issued in support of our normal business operations. Interest expense, net, for the three and six months ended June 30, 2010 was $16.0 million and $32.1 million, respectively.

Income tax expense (benefit)

Income tax expense was $1.6 million for the three months ended June 30, 2011 compared to an income tax benefit of $7.0 million for the three months ended June 30, 2010. In the six months ended June 30, 2011, income tax expense was $2.1 million compared to an income tax benefit of $15.5 million for the six months ended June 30, 2010. In accordance with ASC 740, Income Taxes, a full valuation allowance has been established against any tax benefits related to taxable losses generated by the our U.S. operations. As a result, any tax benefits from our U.S. operations were excluded in deriving the Company’s estimated annual effective tax rate. For the three and six months ended June 30, 2010, the income tax benefit reflects the taxable loss at an estimated annual effective tax rate which reflects operating losses in higher income tax jurisdictions primarily in the U.S., partially offset by taxable income in lower or no income tax jurisdictions including the United Kingdom, Singapore and UAE.

At June 30, 2011 and December 31, 2010, a valuation allowance of $20.3 million and $11.5 million, respectively, was recorded against deferred tax assets and net operating loss carryforwards. Our estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

Liquidity and Capital Resources

We finance our operations principally through cash flows generated from operations and from borrowings under our ABL Facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide adequate working capital. In addition, we may need capital to fund strategic business acquisitions or investments. Our primary source of acquisition funds has historically been the issuance of debt securities, preferred and common equity and cash on hand.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additionally, provisions of our ABL Facility and the indenture governing the EMC Senior Secured Notes, as well as the laws of the jurisdictions in which our companies are organized, restrict our ability to pay dividends or make certain other restricted payments.

At June 30, 2011 our total indebtedness, including capital leases, was $480.6 million. Included within our total indebtedness is $465.0 million aggregate principal amount of EMC Senior Secured Notes. Total cash interest payments required under the EMC Senior Secured Notes is approximately $57.0 million on an annual basis. The indenture governing the EMC Senior Secured Notes contains various covenants that limit our discretion in the operation of our business. It, among other things, limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments and our ability or the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

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

Actual credit availability for each subsidiary fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. Additionally, the fixed charge coverage ratio of the ABL Facility, as described below, could limit our ability to utilize our full borrowing availability by requiring that we maintain a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 if we fail to maintain an aggregate borrowing base availability above $25.0 million, or the sum of EMC and EM Canada availability above $15.0 million. As a result of these limitations, our borrowing availability at any one point in time may not reflect our borrowing availability at any subsequent point in time.

Subject to sub-limits, the subsidiaries may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees and letters of credit as defined by the ABL Facility.

As of June 30, 2011, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit and guarantees under the ABL Facility as of June 30, 2011 totaled $30.1 million which includes a $12.0 million letter of credit issued to support the EM FZE local credit facility, which is discussed in further detail below. During the six months ended June 30, 2011, our maximum utilization under the ABL Facility was $35.9 million. At June 30, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s borrowing base on that date):

	EMC		EM Canada	EM Europe	Em Pte	Total
Total availability	$110.4		$1.6	$38.1	$10.0	$160.1
Less utilization	(26.9	) (a)	—	(3.4)	(2.3)	(32.6)

Net availability	$83.5		$1.6	$34.7	$7.7	$127.5

(a)	Includes a letter of credit in the amount of $12.0 million issued to HSBC which supports the local credit facility of EM FZE.

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $25.0 million, or the sum of EMC and EM Canada availability is less than $15.0 million until the date that both aggregate availability is greater than $30.0 million and the sum of EMC and EM Canada availability is greater than $20.0 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. For the twelve months ended June 30, 2011 our ABL Facility fixed charge coverage ratio was below 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base declines, the administrative agent under the ABL Facility imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

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

EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. At June 30, 2011, EM FZE had the ability to borrow up to $12.0 million because the facility was secured by a letter of credit in the amount of $12.0 million issued under our ABL Facility. EM FZE may utilize the local facility for borrowings, foreign currency exchange contracts, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used to support the trade activity of EM FZE. As of June 30, 2011 there were no outstanding cash borrowings under the EM FZE Facility. At June 30, 2011, there was approximately $0.6 million in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $11.4 million at June 30, 2011.

As of June 30, 2011, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. Our ABL Facility matures on May 11, 2012. While we believe that we will be able to extend the maturity of the ABL Facility or replace the ABL Facility prior to its maturity date, there can be no assurances that we will be able to do either of the forgoing on terms satisfactory to us or at all. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot provide assurance that any of these actions could be affected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the EMC Senior Secured Notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

We were in compliance with all applicable financial, affirmative and negative covenants under our ABL Facility and the EMC Senior Secured Notes during the six months ended June 30, 2011.

Statement of cash flows data

	Six months ended June 30,
(dollars in millions)	2010	2011
Cash flows provided by (used in) operating activities	$15.4	$(8.0)
Cash flows (used in) provided by investing activities	(8.2)	3.7
Cash flows used in financing activities	(4.8)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.5

Net change in cash and cash equivalents	0.8	(3.9)
Cash and cash equivalents - beginning of period	65.7	62.5

Cash and cash equivalents - end of period	$66.5	$58.6

Operating activities. Net cash inflows from operating activities were $15.4 million for the six months ended June 30, 2010 compared to net cash outflows of $8.0 million for the six months ended June 30, 2011. The cash used in operations for the six months ended June 30, 2011 reflects cash used for working capital requirements to support increased sales activity partially offset by federal and state income tax refunds of approximately $18.2 million received during the six months ended June 30, 2011.

Investing activities. Net cash outflows from investing activities were $8.2 million for the six months ended June 30, 2010 compared to net cash inflows of $3.7 million for the six months ended June 30, 2011. Net cash inflows for the six months ended June 30, 2011 reflect cash proceeds of $6.2 million from the sale of our former Singapore sales and distribution facility in January 2011.

Financing activities. Net cash outflows from financing activities were $4.8 million during the six months ended June 30, 2010 compared to net cash outflows of $0.1 million for the six months ended June 30, 2011. The net cash outflow in the six months ended June 30, 2010 includes payment on long-term debt and capital lease of approximately $4.1 million. Payments on long-term debt and capital lease were negligible in the six months ended June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, we had $30.7 million and $23.0 million of letters of credit outstanding, respectively.

As of June 30, 2011 and December 31, 2010, the Company had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $34.4 million and $16.9 million, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at June 30, 2011 and December 31, 2010, were $22.0 million and $14.9 million, respectively, for which no commitment extended beyond one year.

At June 30, 2011 and December 31, 2010, the Company had bank guarantees of $1.1 million and $1.0 million, which have been cash collateralized and included in prepaid expenses and other assets on the condensed consolidated balance sheets.

Commitments and contractual obligations

Our commitments and contractual obligations principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

There have been no material changes to our commitments and contractual obligations during the six months ended June 30, 2011.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and the effect they could have on our condensed consolidated financial statements, refer to Note 2 —Part I, Item 1 — Financial Statements within this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates on our variable rate debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of our Annual Report on Form 10-K for the year ending December 31, 2010 filed with the SEC. These market risks have not materially changed since the Annual Report on Form 10-K for the year ending December 31, 2010 was filed with the SEC. For a further discussion of the Company’s derivative instruments and their fair values, see Notes 13 and 14 to the condensed consolidated financial statements included in this report.

Item 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows. For information regarding the Company’s pending or threatened litigation, see Note 11, “Commitments and contingencies” to the condensed consolidated financial statements within Part I, Item 1 of this report.

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

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEN MURRAY II, L.P.

Dated: August 12, 2011	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: August 12, 2011	/s/	David L. Laxton, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Edgen Murray II L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Partners’ (Deficit) Capital and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.