Form 10-Q
period 2011-09-30
Edgen Murray II, L.P.
filed 2011-11-14
CIK 1487544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated balance sheets

At September 30, 2011 and December 31, 2010

(In thousands)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,906	$62,478
Accounts receivable—net of allowance for doubtful accounts of $1,587 and $1,725, respectively	156,517	104,831
Inventory	179,918	128,482
Income tax receivable	1,352	19,595
Prepaid expenses and other current assets	7,608	6,039
Deferred tax asset—net	177	35
Asset held for sale	—	5,224

Total current assets	357,478	326,684
PROPERTY, PLANT, AND EQUIPMENT—NET	46,263	49,287
GOODWILL	23,058	22,912
OTHER INTANGIBLE ASSETS—NET	29,353	40,766
OTHER ASSETS	337	812
DEFERRED TAX ASSET—NET	819	38
DEFERRED FINANCING COSTS	12,182	12,678
INVESTMENT IN UNCONSOLIDATED AFFILIATE	12,272	10,843

TOTAL ASSETS	$481,762	$464,020

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$2,830	$2
Accounts payable	109,975	68,812
Accrued expenses and other current liabilities	11,838	10,140
Income taxes payable	4,586	2,046
Deferred revenue	2,342	2,304
Accrued interest payable	12,154	26,340
Deferred tax liability—net	794	38
Current portion of long-term debt and capital lease	351	318

Total current liabilities	144,870	110,000
DEFERRED TAX LIABILITY—NET	4,682	5,470
OTHER LONG-TERM LIABILITIES	787	319
LONG-TERM DEBT AND CAPITAL LEASE	479,833	479,493

Total liabilities	630,172	595,282

COMMITMENTS AND CONTINGENCIES
DEFICIT:
General partner	1	1
Limited partners	(123,508)	(105,774)
Accumulated other comprehensive loss	(25,171)	(25,531)

Total partners’ deficit	(148,678)	(131,304)
Non-controlling interest	268	42

Total deficit	(148,410)	(131,262)

TOTAL LIABILITIES AND DEFICIT	$481,762	$464,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of operations

For the three and nine months ended September 30, 2011 and 2010

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
SALES	$244,838	$174,217	$652,949	$454,418
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	207,904	149,199	553,052	386,906
Selling, general and administrative expense, net of service fee income	20,780	15,350	55,422	50,519
Depreciation and amortization expense	5,296	5,082	15,891	15,057
Impairment of goodwill	—	—	—	62,805

Total operating expenses	233,980	169,631	624,365	515,287

INCOME (LOSS) FROM OPERATIONS	10,858	4,586	28,584	(60,869)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	1,220	460	2,645	460
Other income (expense) - net	(97)	534	1,453	243
Interest expense - net	(15,051)	(16,076)	(47,516)	(48,153)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(3,070)	(10,496)	(14,834)	(108,319)
INCOME TAX EXPENSE (BENEFIT)	1,193	(5,632)	3,315	(21,086)

NET LOSS	(4,263)	(4,864)	(18,149)	(87,233)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	166	14	226	30

NET LOSS AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(4,429)	$(4,878)	$(18,375)	$(87,263)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of (deficit) capital and comprehensive income (loss)

For the nine months ended September 30, 2011 and 2010

(In thousands, except unit data)

	Number of units
	Common general partnership interest	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total partners’ deficit	Non-controlling interest	Total deficit
Balances as of January 1, 2010	1	209,598	$(8,310)	$(21,469)	$(29,779)	$—	$(29,779)
Net (loss) income	—	—	(87,263)	—	(87,263)	30	(87,233)
Other comprehensive income (loss):
Foreign translation adjustments	—	—	—	(2,400)	(2,400)	—	(2,400)

Comprehensive (loss) income	—	—	—	—	(89,663)	30	(89,633)
Contributions to non-controlling interest	—	—	—	—	—	16	16
Forfeiture of non-vested restricted units	—	(355)	—	—	—	—	—
Issuance of restricted common units	—	250	—	—	—	—	—
Amortization of restricted common units	—	—	461	—	461	—	461
Amortization of unit options	—	—	131	—	131	—	131

Balances as of September 30, 2010	1	209,493	$(94,981)	$(23,869)	$(118,850)	$46	$(118,804)

Balances as of January 1, 2011	1	209,493	$(105,773)	$(25,531)	$(131,304)	$42	$(131,262)
Net (loss) income	—	—	(18,375)	—	(18,375)	226	(18,149)
Other comprehensive income (loss):
Foreign translation adjustments	—	—	—	360	360	—	360

Comprehensive (loss) income	—	—	—	—	(18,015)	226	(17,789)
Amortization of restricted common units	—	—	21	—	21	—	21
Amortization of unit options	—	—	620	—	620	—	620

Balances as of September 30, 2011	1	209,493	$(123,507)	$(25,171)	$(148,678)	$268	$(148,410)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Unaudited condensed consolidated statements of cash flows

For the nine months ended September 30, 2011 and 2010

(In thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,149)	$(87,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,891	15,057
Amortization of deferred financing costs	1,817	2,726
Impairment of goodwill	—	62,805
Equity in earnings of unconsolidated affiliate	(2,645)	(460)
Distributions received from unconsolidated affiliate	835	—
Amortization of discount on long-term debt	547	483
Unit-based compensation expense	641	593
Allowance for doubtful accounts	27	141
Provision for inventory allowances and writedowns	876	1,370
Deferred income tax benefit	(1,086)	(4,031)
Loss on foreign currency transactions	657	1,732
Unrealized (gain) loss on derivative instruments	639	(364)
Gain on sale of property, plant, and equipment	(994)	(287)
Changes in operating assets and liabilities:
Accounts receivable	(52,102)	8,761
Inventory	(52,471)	(13,799)
Income tax receivable	18,235	4,043
Prepaid expenses and other current assets	(932)	1,853
Accounts payable	43,557	14,252
Accrued expenses, other current liabilities, and deferred revenue	(13,365)	(5,609)
Income tax payable	2,713	(1,388)
Other	251	1,050

Net cash (used in) provided by operating activities	(55,058)	1,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PetroSteel business-net of cash acquired	—	(4,000)
Purchases of property, plant, and equipment	(2,410)	(9,575)
Investment in unconsolidated affiliate	—	(10,000)
Proceeds from the sale of property, plant, and equipment	6,276	325

Net cash provided by (used in) investing activities	3,866	(23,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,309)	(1,097)
Principal payments on long-term debt and capital lease	(297)	(4,221)
Proceeds from Asset Based Loan Facility (“ABL Facility”)	56,412	12,538
Payments to ABL Facility	(56,412)	(12,538)
Managed cash overdraft	2,848	(27)

Net cash provided by (used in) financing activities	1,242	(5,345)

Effect of exchange rate changes on cash and cash equivalents	(622)	(183)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,572)	(27,083)
CASH AND CASH EQUIVALENTS - beginning of period	62,478	65,733

CASH AND CASH EQUIVALENTS - end of period	$11,906	$38,650

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Edgen Murray II, L.P. and subsidiaries

Notes to unaudited condensed consolidated financial statements

(In thousands, except per unit data and number of units)

1. General information

Description of Operations—Edgen Murray II, L.P. (“EM II LP”), through its subsidiaries, has operations in the United States, Canada, Brazil, the United Kingdom (“U.K.”), Singapore, India, the United Arab Emirates (“UAE”), and Saudi Arabia, and sales representative offices in Australia, China, France, and Indonesia. The Company is headquartered in Baton Rouge, Louisiana. References to the “Company” include EM II LP and its subsidiaries.

The Company is a global distributor of specialty steel products primarily to the oil and gas, power, petrochemical, mining, and civil construction markets. The Company’s product catalog consists of pipe, plate, valves and sections, including highly-engineered prime carbon and alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. The Company’s customers include engineering, procurement and construction firms, equipment fabricators, multi-national and national major integrated oil and natural gas companies, independent oil and natural gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, hydrocarbon, nuclear and renewable power generation companies, utilities, civil construction contractors and municipal and transportation authorities.

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

Basis of presentation—The condensed consolidated financial statements and the related notes to the financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and other financial information filed with the SEC.

The condensed consolidated financial statements include the accounts of EM II LP and its wholly-owned subsidiaries. EM II LP’s subsidiary, Edgen Murray FZE (“EM FZE”), has a consolidated 70% ownership in a Bahraini joint venture which operates in Saudi Arabia. The remaining 30% ownership is presented as non-controlling interest in the condensed consolidated financial statements of EM II LP.

The Company accounts for its 14.5% investment in Bourland and Leverich Holdings LLC and Subsidiary (“B&L”), a distributor of oil country tubular goods, under the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures, which requires the use of the equity method of accounting unless the investor’s interest is “so minor” that the investor may have virtually no influence over operating and financial policies. The Company’s investment in B&L is included in investment in unconsolidated affiliate on the condensed consolidated balance sheets. Earnings on this investment are recorded in equity in earnings of unconsolidated affiliate in the condensed consolidated statements of operations. Any intra-entity profit or loss has been eliminated for all periods presented.

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

Actual results could differ from those estimates, and the foregoing interim results are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year ending December 31, 2011. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Dollar amounts contained in these condensed consolidated financial statements are in thousands, except per unit and number of unit data.

The condensed consolidated balance sheet at December 31, 2010 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2010 have been adjusted to conform to the presentation of long-term debt and capital lease at September 30, 2011 and for the nine months ended September 30, 2011, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows an entity, when conducting its annual or interim goodwill impairment analysis, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after conducting this assessment, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company’s early adoption of this guidance on September 30, 2011 did not have a material impact on its financial position, results of operations or cash flows.

3. Supplemental condensed consolidated statements of cash flows information

	Nine months ended September 30,
	2011	2010
Interest paid	$59,170	$35,661
Income taxes paid	1,676	1,541
Income tax refunds received	18,375	21,272
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	100	3,944

4. Property, plant, and equipment-net

	September 30,	December 31,
	2011	2010
Land and land improvements	$11,188	$11,191
Building	39,680	35,429
Equipment and computers	28,024	28,639
Leasehold improvements	5,898	4,631
Construction in progress	29	90

	84,819	79,980
Less accumulated depreciation	(38,556)	(30,693)

Property, plant and equipment - net	$46,263	$49,287

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Depreciation expense	$1,369	$1,236	$4,137	$3,569

The Company is party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At September 30, 2011 and December 31, 2010, the carrying value of the leased fixed assets included in property, plant and equipment was $15,585 and $16,089, respectively.

5. Intangible assets

	Gross carrying value		Accumulated amortization		Net carrying value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Intangible assets subject to amortization:
Customer relationships	$82,259	$81,941	$(70,240)	$(61,198)	$12,019	$20,743
Noncompete agreements	22,010	22,011	(16,144)	(13,409)	5,866	8,602
Sales backlog	9,606	9,580	(9,606)	(9,580)	—	—
Intangible assets not subject to amortization:
Tradenames	11,454	11,407	—	—	11,454	11,407
Trademarks	14	14	—	—	14	14

	$125,343	$124,953	$(95,990)	$(84,187)	$29,353	$40,766

The gross carrying value and accumulated amortization of intangible assets increased $390 and $69, respectively, at September 30, 2011 compared to December 31, 2010 due to the effect of foreign currency translation.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization expense	$3,907	$3,846	$11,734	$11,488

The Company’s scheduled amortization expense associated with intangible assets is expected to be:

Years Ending December 31:
2011 (remaining)	$3,895
2012	11,850
2013	1,808
2014	332
2015	—
Thereafter	—

$17,885

6. Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the portion of the purchase price assigned to the assets acquired and liabilities assumed in the transaction. Goodwill is not amortized, but is subject to annual impairment testing at the beginning of each fiscal year, and more frequently if circumstances indicate that it is probable that the fair value of goodwill is below its carrying amount. Fair value is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short-term and long-term growth rates, weighted-average cost of capital and guideline company multiples for each of the reporting units.

The following tables present changes to goodwill during the nine months ended September 30, 2011 and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated:

General
Company
Goodwill at December 31, 2010	$22,912
Effects of foreign currency translation	146

Goodwill at September 30, 2011	$23,058

	September 30,	December 31,
	2011	2010
Acquired goodwill	$34,825	$90,674
Accumulated impairment losses	(6,956)	(62,805)
Effects of foreign currency translation	(4,811)	(4,957)

	$23,058	$22,912

The decrease in acquired goodwill and accumulated impairment losses reflected in the table above are due to the removal of the goodwill associated with the Company’s Western Hemisphere segment, which was fully written off in 2010. Subsequent to 2010, the goodwill presented relates only to goodwill attributed to the Company’s General Company segment.

7. Investment in unconsolidated affiliate

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10,000 in exchange for 14.5% of the common equity in B&L, a distributor of oil country tubular goods. The Company accounts for the B&L investment under the equity method of accounting.

At September 30, 2011 and December 31, 2010, the investment in B&L was $12,272 and $10,843, respectively. Equity in the earnings of B&L for the three and nine months ended September 30, 2011 was $1,220 and $2,645, respectively. Equity in the earnings of B&L for the period August 19, 2010, the date of EMC’s investment in B&L, through September 30, 2010 was $460.

8. Credit arrangements, long-term debt and capital lease

Credit arrangements, long-term debt and capital lease consisted of the following:

	September 30, 2011	December 31, 2010
$465,000 12.25% EMC Senior Secured Notes, net of discount of $3,161 and $3,708 at September 30, 2011 and December 31, 2010; due January 15, 2015	$461,839	$461,292
$195,000 ABL Facility, due May 11, 2014	—	—
$15,000, EM FZE Facility, due May 31, 2012	—	—
Capital lease	18,345	18,519

Total long-term debt and capital lease	480,184	479,811
Less: current portion	(351)	(318)

Long-term debt and capital lease, less current portion	$479,833	$479,493

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

On or after January 15, 2013, EMC may at its option, redeem some or all of the EMC Senior Secured Notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

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

The indenture governing the EMC Senior Secured Notes contains various covenants that limit the Company’s discretion in the operation of its business. Among other things, it limits the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on the Company’s ability to pay dividends or make certain other restricted payments and its ability or the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets. At September 30, 2011, the Company was in compliance with the affirmative and negative covenants applicable under the EMC Senior Secured Notes.

The EMC Senior Secured Notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At September 30, 2011, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC Senior Secured Notes.

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

ABL Facility—On September 2, 2011, the Company entered into a sixth amendment (the “Sixth Amendment) to the ABL Facility among JPMorgan Chase Bank, N.A. and other financial institutions party thereto, EMC, EM Europe, Edgen Murray Canada Inc. (“EM Canada”) and Edgen Murray Pte. Ltd. (“EM Pte”). The Sixth Amendment extended the maturity date of the ABL Facility from May 11, 2012 to May 11, 2014 and increased the aggregate amount available under the ABL Facility from $175,000 to $195,000 (subject to an increase by the Company of up to $25,000 for a total of $220,000), of which:

•	EMC may utilize up to $180,000 ($25,000 of which can only be used for letters of credit) less any amounts utilized under the sublimits of EM Canada and EM Europe;

•	EM Europe may utilize up to $60,000;

•	EM Canada may utilize up to $10,000; and

•	EM Pte may utilize up to $15,000

Actual credit availability under the ABL Facility for each entity is calculated based on a percentage of eligible trade accounts receivable and inventories, subject to adjustments and sublimits as defined by the ABL Facility (“Borrowing Base”). The entities may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees, letters of credit, and other permitted indebtedness. The ABL Facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada, EM Europe, EM Pte and each of the guarantors. Additionally, the common shares of EM Pte and EM FZE secure the portion of the ABL Facility utilized by EM Europe. The ABL Facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EMGH, PAL, EM Europe, EM Canada and EM Pte.

The ABL Facility contains financial, affirmative and negative covenants. At September 30, 2011, the Company was in compliance with the financial, affirmative and negative covenants applicable under the ABL Facility.

At September 30, 2011 and December 31, 2010, there were no cash borrowings under the ABL Facility and outstanding letters of credit totaled $47,733 and $22,136, respectively. At September 30, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s Borrowing Base on that date):

	EMC		EM Canada	EM Europe	EM Pte		Total
Total availability	$117,825		$1,871	$22,931	$10,000	(b)	$152,627
Less utilization and reserves	(44,625	)(a)	(75)	(3,058)	(3,159)		(50,917)

Net availability	$73,200		$1,796	$19,873	$6,841		$101,710

(a)	Includes a letter of credit in the amount of $12,000 which supports the local credit facility of EM FZE.
(b)	Subsequent to September 30, 2011, the total availability to EM Pte under the ABL Facility increased to $15,000 in connection with its fulfillment of certain conditions precedent associated with the Sixth Amendment to the ABL Facility.

EM FZE local facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At September 30, 2011 and December 31, 2010, EM FZE had the ability to borrow up to $12,000 because the facility was fully secured by a letter of credit issued by EMC. EM FZE may utilize the local facility for borrowings, foreign currency exchange contracts, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing London Interbank Offered Rate, plus a margin of 2%. At September 30, 2011 and December 31, 2010, there was approximately $5,782 and $861, respectively, in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $6,218 and $11,139 at September 30, 2011 and December 31, 2010, respectively.

9. Income taxes

EM II LP is a Delaware limited partnership and is not directly subject to U.S. income taxes. However, its subsidiaries operate as corporations or similar entities in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the condensed consolidated financial statements of EM II LP.

The following table sets forth the Company’s income tax expense (benefit):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Loss before income tax expense (benefit)	$(3,070)	$(10,496)	$(14,834)	$(108,319)
Income tax expense (benefit)	1,193	(5,632)	3,315	(21,086)
Effective tax rate	38.9%	53.7%	22.3%	19.5%

The income tax expense for the three and nine months ended September 30, 2011 reflects taxable income from non-U.S. operations at an estimated annual effective tax rate of approximately 25.1%. In accordance with ASC Topic 740, Income Taxes, a full valuation allowance has been established against any tax benefits related to taxable losses generated by the Company’s U.S. operations. As a result, any tax benefits from the Company’s U.S. operations were excluded in deriving the Company’s estimated annual effective tax rate. For the three and nine months ended September 30, 2010, the income tax benefit reflects the taxable loss at an estimated annual effective tax rate which was composed of operating losses in higher income tax jurisdictions primarily in the U.S., partially offset by taxable income in lower or no income tax jurisdictions including the United Kingdom, Singapore and UAE.

At September 30, 2011 and December 31, 2010, a valuation allowance of $22,701 and $11,492, respectively, was recorded against deferred tax assets and net operating loss carryforwards. The estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover the NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance, January 1, 2011	$1,046
Increase in existing uncertain tax position	861
Effects of foreign currency translation	(12)

Balance, September 30, 2011	$1,895

The uncertain tax position recognized by the Company at September 30, 2011 relates to tax years for which a tax return has not yet been filed with the relevant tax authority. Accordingly, no interest and/or penalties have been recorded related to this uncertain tax position. If the Company and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in other current liabilities on the condensed consolidated balance sheet and other income (expense), net on the condensed consolidated statement of operations. The interest related to this reserve would be accrued at the Internal Revenue Service or other tax jurisdiction applicable rate and included in accrued interest payable on the Company’s condensed consolidated balance sheet and included in interest expense – net on the condensed consolidated statement of operations.

The Company, as a reporting entity and not a taxpaying entity, is not subject to the general statute of limitations period for assessment of tax. The Company’s subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2007 - 2010
Various States	2005 - 2010
Various Foreign	2004 - 2010

10. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,364 and $1,047 for the three months ended September 30, 2011 and 2010, respectively, and $3,761 and $2,935 for the nine months ended September 30, 2011 and 2010, respectively.

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

Legal proceedings—The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on the Company’s condensed consolidated financial position, results of operations and/or cash flows.

On April 1, 2011, a customer notified the Company that it intends to pursue its remedies under the warranty provisions contained in the customer’s purchase order contract due to certain alleged manufacturing defects with products sold by the Company. The Company has evaluated the information provided by the customer and believes it has various defenses to the customer’s potential claim. Should this claim result in the recording of a liability, the Company believes the range of loss would be approximately $0 to $1,500. The Company has not accrued an amount related to this matter as of September 30, 2011.

Related to this claim, the customer has withheld payment of certain receivables due to the Company in the amount of approximately $955. Although the Company believes that these receivables will be collected upon resolution of the matter, due to the uncertainty of collectability as a result of the outstanding warranty claim, the Company fully reserved for these receivables in the three months ended September 30, 2011.

The Company believes amounts paid to the customer, if any, will be recoverable from the original supplier of the products and believes the ultimate resolution of these matters will not have a material effect on the condensed consolidated financial statements. There can be no assurance that the Company’s losses related to the claim will not exceed the Company’s estimated range of loss, that the Company will be able to recover any or all of the receivables owed to it by the customer, or that the Company will be able to recover any amounts from the original supplier of the products related to these matters.

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

The Eastern Hemisphere distributes high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The Eastern Hemisphere’s primary operations are located in Newbridge (Scotland), Singapore, and Dubai (United Arab Emirates (UAE)). The Eastern Hemisphere also markets products through divisional offices in Darlington (England), London (England), Mumbai (India), and Gurgaon (India), and has representative offices in Perth (Australia), Shanghai (China), Paris (France) and Jakarta (Indonesia). A Bahraini joint venture operates in Saudi Arabia and serves the Saudi market.

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

The following table presents the financial information for each reportable segment. The prior period segment financial information has been recast to conform with the Company’s change in segments effective January 1, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales:
Western Hemisphere	$168,588	$113,035	$415,015	$284,142
Eastern Hemisphere	82,337	62,101	248,353	172,715
Intersegment sales	(6,087)	(919)	(10,419)	(2,439)

	$244,838	$174,217	$652,949	$454,418

Intersegment sales:
Western Hemisphere	$4,745	$268	$6,774	$1,250
Eastern Hemisphere	1,342	651	3,645	1,189

	$6,087	$919	$10,419	$2,439

Income (loss) from operations:
Western Hemisphere	$6,458	$2,069	$12,836	$(58,693)
Eastern Hemisphere	8,550	6,866	27,200	16,614
General Company	(4,150)	(4,349)	(11,452)	(18,790)

	$10,858	$4,586	$28,584	$(60,869)

	September 30, 2011	December 31, 2010
Total assets:
Western Hemisphere	$260,991	$243,579
Eastern Hemisphere	181,755	176,138
General Company	39,016	44,303

	$481,762	$464,020

12. Derivatives and other financial instruments

The Company is exposed to global market risks including the effect of changes in interest rates and foreign currency exchange rates. These risks are closely monitored and evaluated by management, including the Chief Financial Officer, the Treasurer and respective local accounting management for all Company locations. Upon the evaluation of certain risk positions, the Company will from time to time enter into derivative financial instruments to manage the exposures related to changes in interest rates and foreign currency exchange rates. The Company enters into derivative financial instruments, including derivatives designated as accounting hedges and/or those utilized as economic hedges, for risk management purposes only and does not enter into any derivative financial instruments for speculative purposes.

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

At September 30, 2011 and December 31, 2010, there were no designated forward contracts outstanding or deferred gains or losses in other comprehensive income. The total notional amount of outstanding forward contracts not designated as hedging instruments at September 30, 2011 and December 31, 2010 was $43,890 and $27,738, respectively. The following table discloses the recognized gains and losses on the Company’s condensed consolidated balance sheets associated with forward contracts not designated as hedging instruments:

	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:	Unrealized Gain (Loss)
Classified in prepaid expenses and other current assets	$165	$264
Classified in accrued expenses and other current liabilities	(804)	(88)

	$(639)	$176

The following table discloses the impact on the Company’s condensed consolidated statements of operations of derivative instruments not designated as hedging instruments:

Derivatives not designated as	Location of loss (gain)	Three months ended September 30,		Nine months ended September 30,
hedging instruments:	recognized in operations	2011	2010	2011	2010
Interest rates swaps and collar	Other income (expense) -net	$—	$(190)	$—	$—
Forward contracts	Selling, general and administrative expense, net of service fee income	1,208	(1,384)	1,193	(566)

		$1,208	$(1,574)	$1,193	$(566)

At September 30, 2011 and December 31, 2010, the cumulative effect of currency translation adjustments was a loss of $25,171 and $25,531, respectively, and is included within total deficit on the condensed consolidated balance sheets. Currency translation adjustments are the result of the translation of the Company’s foreign subsidiaries’ financial statements that have a functional currency other than the U.S. Dollar.

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

The Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are shown in the table below.

	At September 30, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$—	$165	$—	$165	$—	$264	$—	$264
Asset held for sale	—	—	—	—	5,224	—	—	5,224

Total financial assets	$—	$165	$—	$165	$5,224	$264	$—	$5,488

Financial liabilities:
Forward contracts	$—	$(804)	$—	$(804)	$—	$(88)	$—	$(88)

Total financial liabilities	$—	$(804)	$—	$(804)	$—	$(88)	$—	$(88)

Forward contracts: The foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

Asset held for sale: Asset held for sale is recorded at the lower of the net carrying value less costs to sell or fair market value. As of December 31, 2010, asset held for sale relates to the Company’s Singapore facility which was subsequently sold in January 2011 for $6,329 on which the Company recognized a gain of $980 in the nine months ended September 30, 2011.

The comparison of carrying value and fair value of the EMC Senior Secured Notes is presented below:

	At September 30, 2011		At December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
EMC Senior Secured Notes	$461,839	$409,200	$461,292	$406,875

The fair value of the EMC Senior Secured Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the condensed consolidated balance sheet date. The fair value amount shown is not necessarily indicative of the amount that the Company would realize upon disposition, nor does it indicate the Company’s intent or ability to dispose of the financial instrument.

The Company believes that the carrying amount of other financial assets and liabilities approximates their fair values.

14. Related-party transactions

In connection with the Recapitalization Transaction, an employee pension fund of the ultimate parent company of a customer of EM II LP purchased approximately 14%, on a fully-diluted ownership basis, of the EM II LP common limited partnership units. There was no direct or indirect investment in the Company prior to May 11, 2007. For the three and nine months ended September 30, 2011, the Company had sales to that customer of $12,182 and $34,638, respectively. For the three and nine months ended September 30, 2010, sales to the customer were $2,915 and $12,002, respectively. At September 30, 2011 and December 31, 2010, the Company had $12,572 and $5,917, respectively, of accounts receivable from this customer included in its condensed consolidated balance sheets.

The Company made payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in EM II LP as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Payments to JCP	$46	$—	$64	$60

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

EMC entered into a service fee agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of administrative expenses. Selling, general, and administrative expense, net of service fee income, on the condensed consolidated statement of operations includes $500 and $1,500 for the three and nine months ended September 30, 2011, respectively, and $236 for the three and nine months ended September 30, 2010. Reimbursable administrative expenses paid by the Company on behalf of B&L, which are reimbursed by B&L, were $210 and $424 in the three and nine months ended September 30, 2011, respectively.

In the normal course of business, the Company purchased $62 of products from B&L during the nine months ended September 30, 2011. There were no purchases of product from B&L made by the Company in the three months ended September 30, 2011 and the period August 19, 2010, the date on which EMC invested in B&L, to September 30, 2010. At September 30, 2011, the Company had a $203 account receivable from B&L included in accounts receivable on its condensed consolidated balance sheet. There was no account receivable from B&L at December 31, 2010.

In August 2010, B&L granted equity awards to the Company’s chief executive officer, who serves as a board member of B&L, and to certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options, and 1,041.55 Class B units all of which vest over a five year period. Selling, general and administrative expense, net of service fee income for the three and nine months ended September 30, 2011, include $127 and $381, respectively, of compensation expense related to the B&L equity awards.

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

The following tables present the condensed consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany sales and expenses.

Condensed consolidating balance sheets

	September 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$—	$11,906	$—	$11,906
Accounts receivable—net	—	93,567	62,950	—	156,517
Intercompany accounts receivable	—	8,340	97	(8,437)	—
Inventory	—	109,634	70,284	—	179,918
Income tax receivable	—	1,164	188	—	1,352
Prepaid expenses and other current assets	—	4,492	3,116	—	7,608
Affiliated interest receivable	—	2,254	—	(2,254)	—
Deferred tax asset—net	—	—	177	—	177
Asset held for sale	—	—	—	—	—

Total current assets	—	219,451	148,718	(10,691)	357,478
Property, plant and equipment, net	—	10,042	36,221	—	46,263
Distributions in excess of earnings and investment in subsidiaries	(145,623)	609	—	145,014	—
Goodwill	—	—	23,058	—	23,058
Other intangible assets, net	—	13,404	15,949	—	29,353
Other assets	—	12,368	970	—	13,338
Intercompany long-term notes receivable	—	84,855	—	(84,855)	—
Investment in unconsolidated affiliate	—	12,272	—	—	12,272

Total assets	$(145,623)	$353,001	$224,916	$49,468	$481,762

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$—	$72,005	$37,970	$—	$109,975
Intercompany accounts payable	—	7	5,661	(5,668)	—
Other current liabilities	—	25,657	11,476	(2,238)	34,895

Total current liabilities	—	97,669	55,107	(7,906)	144,870
Deferred tax liability, net	—	932	3,750	—	4,682
Other long-term liabilities	2,787	110	677	(2,787)	787
Long-term debt and capital lease	—	461,839	102,849	(84,855)	479,833

Total liabilities	2,787	560,550	162,383	(95,548)	630,172

Total (deficit) capital	(148,410)	(207,549)	62,533	145,016	(148,410)

Total liabilities and (deficit) capital	$(145,623)	$353,001	$224,916	$49,468	$481,762

	December 31, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$32,408	$30,070	$—	$62,478
Accounts receivable—net	—	51,486	53,345	—	104,831
Intercompany accounts receivable	—	4,953	462	(5,415)	—
Inventory	—	76,045	52,437	—	128,482
Income tax receivable	—	19,417	178	—	19,595
Prepaid expenses and other current assets	—	3,525	2,514	—	6,039
Affiliated interest receivable	—	5,456	—	(5,456)	—
Deferred tax asset—net	—	—	35	—	35
Asset held for sale	—	—	5,224	—	5,224

Total current assets	—	193,290	144,265	(10,871)	326,684
Property, plant and equipment, net	—	11,928	37,359	—	49,287
Distributions in excess of earnings and investment in subsidiaries	(128,539)	2,110	—	126,429	—
Goodwill	—	—	22,912	—	22,912
Other intangible assets, net	—	19,617	21,149	—	40,766
Other assets	—	12,333	1,195	—	13,528
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated affiliate	—	10,843	—	—	10,843

Total assets	$(128,539)	$345,976	$226,880	$19,703	$464,020

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$—	$29,292	$39,520	$—	$68,812
Intercompany accounts payable	—	—	3,618	(3,618)	—
Other current liabilities	—	35,622	10,772	(5,206)	41,188

Total current liabilities	—	64,914	53,910	(8,824)	110,000
Deferred tax liability, net	—	—	5,470	—	5,470
Other long-term liabilities	2,723	167	152	(2,723)	319
Long-term debt and capital lease	—	461,292	114,298	(96,097)	479,493

Total liabilities	2,723	526,373	173,830	(107,644)	595,282

Total (deficit) capital	(131,262)	(180,397)	53,050	127,347	(131,262)

Total liabilities and (deficit) capital	$(128,539)	$345,976	$226,880	$19,703	$464,020

Condensed consolidating statements of operations

	For the three months ended September 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$162,706	$88,219	$(6,087)	$244,838
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	142,007	71,984	(6,087)	207,904
Selling, general and administrative expense, net of service fee income	46	13,856	6,878	—	20,780
Depreciation and amortization expense	—	2,771	2,525	—	5,296

Total operating expenses.	46	158,634	81,387	(6,087)	233,980

(LOSS) INCOME FROM OPERATIONS	(46)	4,072	6,832	—	10,858
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	1,220	—	—	1,220
Other income (expense)—net	—	278	(366)	(9)	(97)
Interest expense—net	—	(11,622)	(3,429)	—	(15,051)
Equity in (losses) earnings of subsidiaries	(4,217)	(91)	—	4,308	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(4,263)	(6,143)	3,037	4,299	(3,070)
INCOME TAX EXPENSE (BENEFIT)	—	849	344	—	1,193

NET (LOSS) INCOME	(4,263)	(6,992)	2,693	4,299	(4,263)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	166	—	—	—	166

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(4,429)	$(6,992)	$2,693	$4,299	$(4,429)

	For the three months ended September 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$110,480	$64,656	$(919)	$174,217
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	97,081	53,037	(919)	149,199
Selling, general and administrative expense, net of service fee income	8	10,450	4,892	—	15,350
Depreciation and amortization expense	—	2,843	2,239	—	5,082
Impairment of goodwill	—	—	—	—	—

Total operating expenses	8	110,374	60,168	(919)	169,631

(LOSS) INCOME FROM OPERATIONS	(8)	106	4,488	—	4,586
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	460	—	—	460
Other income (expense)—net	—	206	328	—	534
Interest expense—net	—	(12,349)	(3,727)	—	(16,076)
Equity in (losses) earnings of subsidiaries	(4,856)	(112)	—	4,968	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(4,864)	(11,689)	1,089	4,968	(10,496)
INCOME TAX BENEFIT	—	(4,911)	(721)	—	(5,632)

NET (LOSS) INCOME	(4,864)	(6,778)	1,810	4,968	(4,864)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	14	—	—	—	14

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(4,878)	$(6,778)	$1,810	$4,968	$(4,878)

	For the nine months ended September 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$399,080	$264,288	$(10,419)	$652,949
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	347,599	215,872	(10,419)	553,052
Selling, general and administrative expense, net of service fee income	64	36,138	19,220	—	55,422
Depreciation and amortization expense	—	8,348	7,543	—	15,891

Total operating expenses	64	392,085	242,635	(10,419)	624,365

(LOSS) INCOME FROM OPERATIONS	(64)	6,995	21,653	—	28,584
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	2,645	—	—	2,645
Other income (expense)—net	—	1,069	393	(9)	1,453
Interest expense—net	—	(36,771)	(10,745)	—	(47,516)
Equity in (losses) earnings of subsidiaries	(18,085)	(572)	—	18,657	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(18,149)	(26,634)	11,301	18,648	(14,834)
INCOME TAX EXPENSE	—	945	2,370	—	3,315

NET (LOSS) INCOME	(18,149)	(27,579)	8,931	18,648	(18,149)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	226	—	—	—	226

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(18,375)	$(27,579)	$8,931	$18,648	$(18,375)

	For the nine months ended September 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$277,174	$179,683	$(2,439)	$454,418
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	244,232	145,113	(2,439)	386,906
Selling, general and administrative expense, net of service fee income	25	32,742	17,752	—	50,519
Depreciation and amortization expense	—	8,510	6,547	—	15,057
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	25	340,023	177,678	(2,439)	515,287

(LOSS) INCOME FROM OPERATIONS	(25)	(62,849)	2,005	—	(60,869)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	460	—	—	460
Other income (expense)—net	—	452	(209)	—	243
Interest expense—net	—	(36,982)	(11,171)	—	(48,153)
Equity in (losses) earnings of subsidiaries	(87,208)	(1,687)	—	88,895	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(87,233)	(100,606)	(9,375)	88,895	(108,319)
INCOME TAX BENEFIT	—	(19,988)	(1,098)	—	(21,086)

NET (LOSS) INCOME	(87,233)	(80,618)	(8,277)	88,895	(87,233)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	30	—	—	—	30

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(87,263)	$(80,618)	$(8,277)	$88,895	$(87,263)

Condensed consolidating statements of cash flows

	For the nine months ended September 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash used in operating activities	$—	$(44,928)	$(10,130)	$—	$(55,058)

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(316)	(2,094)	—	(2,410)
Proceeds from sale of property, plant, and equipment	—	—	6,276	—	6,276

Net cash (used in) provided by investing activities	—	(316)	4,182	—	3,866

Cash flows from financing activities:
Deferred financing costs	—	(765)	(544)	—	(1,309)
Principal payments of long-term debt and capital lease	—	—	(297)	—	(297)
Proceeds from ABL Facility	—	56,412	—	—	56,412
Payments to ABL Facility	—	(56,412)	—	—	(56,412)
Proceeds (payments) for intercompany loans	—	11,000	(11,000)	—	—
Managed cash overdraft	—	2,510	338	—	2,848

Net cash provided by (used in) financing activities	—	12,745	(11,503)	—	1,242

Effect of exchange rate changes on cash	—	91	(713)	—	(622)

Net change in cash and cash equivalents	—	(32,408)	(18,164)	—	(50,572)
Cash and cash equivalents at beginning period	—	32,408	30,070	—	62,478

Cash and cash equivalents at end of period	$—	$—	$11,906	$—	$11,906

	For the nine months ended September 30, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$1,012	$1,683	$(1,000)	$1,695

Cash flows from investing activities:
Purchase of PetroSteel business—net of cash acquired	—	(4,000)	—	—	(4,000)
Purchases of property, plant, and equipment	—	(316)	(9,259)	—	(9,575)
Investment in unconsolidated affiliate	—	(10,000)	—	—	(10,000)
Proceeds from sale of property, plant, and equipment	—	215	110	—	325

Net cash used in investing activities	—	(14,101)	(9,149)	—	(23,250)

Cash flows from financing activities:
Deferred financing costs	—	(1,097)	—	—	(1,097)
Principal payments of long-term debt and capital lease	—	(4,000)	(1,221)	1,000	(4,221)
Proceeds from ABL Facility	—	12,538	—	—	12,538
Payments to ABL Facility	—	(12,538)	—	—	(12,538)
Proceeds (payments) for intercompany loans	—	5,000	(5,000)	—	—
Managed cash overdraft	—	(190)	163	—	(27)

Net cash (used in) provided by financing activities	—	(287)	(6,058)	1,000	(5,345)

Effect of exchange rate changes on cash	—	(53)	(130)	—	(183)

Net change in cash and cash equivalents	—	(13,429)	(13,654)	—	(27,083)
Cash and cash equivalents at beginning period	—	29,860	35,873	—	65,733

Cash and cash equivalents at end of period	$—	$16,431	$22,219	$—	$38,650

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10- Q) including, but not limited to statements regarding our liquidity and cash flow, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

•

our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under the EMC Senior Secured Notes, the ABL Facility, and other agreements governing our indebtedness;

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

Overview

General

We are a global distributor of specialty steel products primarily to the oil and gas, power, petrochemical, mining, and civil construction markets. Our product catalog consists of pipe, plate, valves and sections, including highly-engineered prime carbon and alloy steel pipe, pipe components, valves and high-grade structural sections and plate. These items are often designed to operate in severe conditions, including high pressure, load bearing, compression and extreme temperature environments, and to withstand the effects of corrosive or abrasive materials. We stock and distribute inventory and offer distribution direct from the manufacturer. Currently, we support our customers through a global network of facilities located on five continents.

Principal factors affecting our business

Our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and natural gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of customers’ expenditures generally depends on prevailing views of future supply and demand for oil, natural gas, refined products, electric power, petrochemicals, and mined products and civil infrastructure supply and demand. These views are influenced by numerous factors, including, among others, changes in global economic conditions, changes in oil and natural gas prices, availability of adequate financing on commercially reasonable terms, increasing rates of oil and natural gas production in non-traditional geographies and investment in refining capacity.

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

Our 10 largest customers and 10 largest vendors represented the following percentages of our sales and product purchases for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Top 10 customers as a percentage of sales	34%	35%	33%	25%
Top 10 vendors as a percentage of product purchases	59%	53%	53%	43%

No one customer accounted for more than 10% of our sales in any of the periods presented. During the three and nine months ended September 30, 2011, our largest vendor accounted for approximately 13% and 11%, respectively, of our purchases. Our largest vendor accounted for approximately 12% and 9%, respectively, of our purchases in the prior year comparable periods.

During the three and nine months ended September 30, 2011 and 2010, we derived the following percentage of our sales from customers in the oil and gas industry:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Percentage of sales derived from the oil & gas industry	85%	84%	85%	71%

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

Our Western Hemisphere operations are headquartered in Houston, Texas and operate through a regional and branch network of locations in the United States, Canada and Latin America. Fourteen of our Western Hemisphere locations stock inventory for distribution. Our primary Eastern Hemisphere operations are in Newbridge (Scotland), Dubai (UAE), and Singapore, and operate through a regional and branch network of locations in Europe, Asia/Pacific, and the Middle East. Five locations in the Eastern Hemisphere stock inventory.

We include operating expenses of our non-trading entities, including EM II LP, EMGH Limited, Edgen Murray Cayman Corporation and Pipe Acquisition Limited, in General Company expenses. Edgen Murray Cayman Corporation was dissolved on August 23, 2011.

Effects of currency fluctuations

Our U.K. entity has a functional currency of the U.K. pound. As of September 30, 2011 and December 31, 2010, approximately 20% and 21%, respectively, of our total assets were held by our U.K. entity. For the three and nine months ended September 30, 2011, approximately 15% and 23%, respectively, of our sales were attributable to our U.K. entity. As a result, a material change in the value of the U.K. pound relative to the U.S. dollar could significantly impact our condensed consolidated financial position, results of operations and/or cash flows. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the statement of operations amounts are translated at an average exchange rate for each month in the period.

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

We generate substantially all of our revenues, net of returns and allowances, from the sale of our products to third parties. We also generate a negligible component of our revenues from a range of cutting and finishing services that we coordinate for our customers upon request. Generally, our fees for these services are incorporated into our sales price. Freight costs are generally included in our sales price as well. Our sales are reduced by sales discounts and incentives provided to our customers.

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

Our cost of sales is influenced significantly by the prices we pay our vendors to procure or manufacture the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with vendors or earned incentives from our vendors. Generally, we are able to pass on cost increases to our customers. However, during certain periods when we have excess inventories, discounting occurs, and we are unable to realize full value for our stocked inventory products. Market conditions in the future may not permit us to fully pass through future cost increases or may force us to grant other concessions to customers. An inability to promptly pass through such increases and to compete with excess inventories may reduce our profitability, and there can be no assurance that we will be able to recover any of these increased costs. Our product costs are reduced by vendor discounts and purchase incentives. Payment for our products is typically due to our vendors within 30 to 60 days of delivery.

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

Interest expense, net, includes interest on our 12.25% Secured Senior Notes due 2015 that were issued by EMC on December 23, 2009 (the “EMC Senior Secured Notes”), amortization of deferred financing costs and original issue discount, and interest expense related to borrowings, if any, and fees associated with the utilization of our ABL Facility for letters of credit and bank guarantees issued in support of our normal business operations.

Results of operations

Overview

In spite of continued political and economic uncertainties within the global marketplace during the first three quarters of 2011, capital spending in energy markets improved relative to the first three quarters of 2010. Higher oil prices and the increased availability of financing through most of the first nine months of 2011 spurred both international and domestic oil companies to increase spending on offshore and onshore oil and gas opportunities, particularly the gathering and storage systems associated with the development of onshore natural gas and oil shale plays and offshore oil and gas reserves. As a result, our total sales increased approximately 44% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in sales was generated from both our Western Hemisphere and Eastern Hemisphere segments and was primarily driven by new project and maintenance spending in the offshore upstream and downstream energy markets. We recorded higher sales order bookings during the first nine months of 2011 compared to the comparable period in 2010 and increased our sales backlog from September 30, 2010 to September 30, 2011 as shown below:

(in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Sales backlog (end of period)	$412	$210	$168

Sales backlog at September 30, 2011 is comprised primarily of sales orders related to (i) natural gas gathering and storage systems, (ii) the construction of offshore high performance multi-purpose jack-up rigs, and (iii) offshore exploration and production. Sales backlog also includes orders related to offshore renewable energy projects, refinery upgrades and turnarounds, and civil infrastructure projects.

Our sales backlog represents management’s estimate of potential future revenues that we expect may result from contracts currently awarded to us by our customers. Backlog is determined by the amount of unshipped third party customer orders and may be revised upward or downward, or cancelled by our customers in certain instances. There can be no assurance that the backlog amounts presented will ultimately be realized as revenue, or that we will earn a profit on any of our backlog of orders. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from quarter to quarter.

Sales volume increases in the first nine months of 2011 continued to be the primary contributor to improved sales in both our Western and Eastern Hemisphere segments. Sales prices for many of our products have modestly increased in the first nine months of 2011 compared to the first nine months of 2010 despite very competitive market conditions. Gross profit has increased as compared to the first nine months of 2010 and is attributable mainly to higher sales volumes and our ability to achieve higher gross margins on certain of our products. Selling, general and administrative expense, net of service fee income for the nine months ended September 30, 2011, was higher when compared to the same period in 2010 due to (i) increased staffing to support our sales growth and international sales office expansions, (ii) compensation adjustments, (iii) higher employee related variable expenses, and (iv) the reserve for an uncollectible receivable associated with an outstanding customer warranty claim. This increase was partially offset by a decrease in our realized and unrealized losses on foreign currency transactions.

Cash on hand at September 30, 2011 was $11.9 million, a decrease from our cash position of $62.5 million at December 31, 2010. The decrease is primarily the result of cash used in operating activities associated with working capital requirements to support our increased sales volume, partially offset by cash proceeds from the sale of property, plant and equipment.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following tables compare sales and income (loss) from operations for the three months ended September 30, 2011 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three months ended September 30,
(millions, except percentages)	2011	2010	% Change
Sales
Western Hemisphere	$168.6	$113.0	49%
Eastern Hemisphere	82.3	62.1	33%
Eliminations	(6.1)	(0.9)	NM

Total	$244.8	$174.2	41%

Income (loss) from operations
Western Hemisphere	$6.5	$2.1	210%
Eastern Hemisphere	8.6	$6.9	25%
General Company	(4.2)	$(4.4)	5%

Total	$10.9	$4.6	137%

Income (loss) from operations as a % of sales
Western Hemisphere	3.9%	1.9%
Eastern Hemisphere	10.4%	11.1%
Total	4.5%	2.6%

Sales

Consolidated—For the three months ended September 30, 2011, consolidated sales increased $70.6 million, or 41%, to $244.8 million compared to $174.2 million for the three months ended September 30, 2010. The increased sales were driven by sales volume increases primarily in the upstream and downstream energy markets as a result of increased customer spending for onshore and offshore oil and gas infrastructure and refinery projects.

Western Hemisphere—For the three months ended September 30, 2011, sales from the Western Hemisphere increased $55.6 million, or 49%, to $168.6 million compared to $113.0 million for the three months ended September 30, 2010. The sales increase in the Western Hemisphere was driven by a slight increase in prices and a significant increase in sales volume, particularly those products provided to customers in (i) our upstream energy markets for projects related to exploration and production and offshore jack-up rigs, (ii) our downstream energy markets for refinery and storage projects and (iii) our civil markets for projects related to domestic construction.

Eastern Hemisphere—For the three months ended September 30, 2011, sales from the Eastern Hemisphere increased $20.2 million, or 33%, to $82.3 million compared to $62.1 million for the three months ended September 30, 2010. The sales increase in the Eastern Hemisphere was driven by price increases and a favorable product sales mix, partially offset by a sales volume decrease. Foreign currency exchange rates had a favorable impact on sales of $1.2 million for the period.

Income (loss) from operations

Consolidated— For the three months ended September 30, 2011, consolidated income from operations increased $6.3 million to income from operations of $10.9 million compared to income from operations of $4.6 million for the three months ended September 30, 2010. The increase in consolidated income from operations is primarily attributable to a shift in product sales mix and increased gross margins. For the three months ended September 30, 2011, selling, general and administrative expense, net of service fee income was $5.4 million higher when compared to the three months ended September 30, 2010 due mainly to increased staffing and other expenses to support our sales growth and the expansion of our international offices, compensation adjustments, higher employee related variable expenses, and the reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

Western Hemisphere—For the three months ended September 30, 2011, income from operations for the Western Hemisphere increased $4.4 million to $6.5 million compared to $2.1 million for the three months ended September 30, 2010. The increase in income from operations was driven primarily by gross profit from improved product sales mix and higher profit margins, partially offset by higher selling, general and administrative expenses due mainly to increased staffing to support our sales growth, compensation adjustments, higher employee related variable expenses, and the reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

Eastern Hemisphere—For the three months ended September 30, 2011, income from operations for the Eastern Hemisphere increased $1.7 million to $8.6 million compared to $6.9 million for the three months ended September 30, 2010. The 25% increase in income from operations was driven primarily by gross profit from increased sales prices, offset slightly by an unfavorable product sales mix. This increase in income from operations was partially offset by higher selling, general and administrative expenses due to increases in staffing and other expenses to support our sales growth and expansion of our international offices and higher unrealized and realized losses on foreign currency transactions.

General Company—The $4.2 million loss from operations for General Company for the three months ended September 30, 2011 remained relatively flat compared to the $4.4 million loss from operations for the three months ended September 30, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income of $0.5 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively.

Nine months ended September 30, 2011 compared to Nine months ended September 30, 2010

The following tables compare sales and income (loss) from operations for the nine months ended September 30, 2011 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Nine months ended September 30,
(millions, except percentages)	2011	2010	% Change
Sales
Western Hemisphere	$415.0	$284.1	46%
Eastern Hemisphere	248.4	172.7	44%
Eliminations	(10.4)	(2.4)	NM

Total	$653.0	$454.4	44%

Income (loss) from operations
Western Hemisphere	$12.9	$(58.7)	NM
Eastern Hemisphere	27.2	16.6	64%
General Company	(11.5)	(18.8)	39%

Total	$28.6	$(60.9)	NM

Income (loss) from operations as a % of sales
Western Hemisphere	3.1%	-20.7%
Eastern Hemisphere	11.0%	9.6%
Total	4.4%	-13.4%

Sales

Consolidated—Consolidated sales increased to $653.0 million for the nine months ended September 30, 2011, compared to $454.4 million for the nine months ended September 30, 2010. The $198.6 million, or 44%, increase was driven mainly by sales volume increases in the upstream and downstream energy markets and was further enhanced through a modest increase in sales price for many of our products. Consistently high oil prices, relatively flat natural gas prices and the availability of financing have driven continued increased spending by our customers for onshore and offshore oil and gas infrastructure, particularly around unconventional oil and gas reserves, as well as increased spending for refinery and storage projects.

Western Hemisphere—For the nine months ended September 30, 2011, sales from the Western Hemisphere increased $130.9 million, or 46%, to $415.0 million compared to $284.1 million for the nine months ended September 30, 2010 and were driven by both higher sales volumes and prices, as well as a more favorable product sales mix.

Eastern Hemisphere—Sales from the Eastern Hemisphere increased $75.7 million, or 44%, to $248.4 million for the nine months ended September 30, 2011 compared to $172.7 million for the prior year period. Sales throughout the first nine months of 2011 benefitted from increased sales volumes due to activity around offshore oil and natural gas exploration and production in the North Sea and the African and Australian coasts, as well as increased sales prices and a favorable product mix. For the period, foreign currency exchange rates had a $4.7 million favorable impact on our sales.

Income (loss) from operations

Consolidated— For the nine months ended September 30, 2011, consolidated income from operations was $28.6 million, an increase of $89.5 million compared to a loss from operations of $60.9 million for the nine months ended September 30, 2010. Included in the $60.9 million loss from operations for the nine months ended September 30, 2010 was a $62.8 million pre-tax goodwill impairment charge. Excluding the impact of the goodwill impairment, the increase is the result of increased sales volumes, higher prices and a shift in product sales mix resulting in a larger percentage of our sales coming from higher margin products. Selling, general and administrative expense, net of service fee income was higher by $4.9 million when compared to the nine months ended September 30, 2010. Excluding service fee income of $1.5 million and $0.2 million recognized in the three quarters of 2011 and 2010, respectively, and the effects of realized and unrealized losses on foreign currency transactions, selling, general and administrative expenses increased by $7.6 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 mainly due to increased staffing and other expenses to support our sales growth and international office expansions, compensation adjustments, higher employee related variable expenses, and the reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

Western Hemisphere—For the nine months ended September 30, 2011, income from operations for the Western Hemisphere was $12.9 million compared to a loss from operations of $58.7 million for the nine months ended September 30, 2010, representing an increase of $71.6 million. The loss from operations in the prior year period includes a pre-tax goodwill impairment charge of $55.8 million. Excluding the goodwill impairment charge, the increase in income from operations between periods was driven by gross profit from increased sales volumes, higher prices on certain products, and a more favorable product sales mix, partially offset by higher selling, general and administrative expenses in the current year due primarily to increases in staffing and other expenses to support our sales growth, compensation adjustments, higher employee related variable expenses, and the reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

Eastern Hemisphere—For the nine months ended September 30, 2011, income from operations for the Eastern Hemisphere increased $10.6 million to $27.2 million compared to $16.6 million for the nine months ended September 30, 2010. The 64% increase in income from operations was driven primarily by gross profit from increased sales volumes from offshore upstream projects and maintenance, and favorable selling prices, offset slightly by an unfavorable product sales mix. Excluding realized and unrealized losses from foreign currency transactions, selling, general and administrative expenses increased when compared to the nine months ended September 30, 2010 as a result of increases in staffing and other expenses to support our sales growth and the expansion of our international offices.

General Company—For the nine months ended September 30, 2011, loss from operations for General Company decreased $7.3 million to $11.5 million compared to a loss from operations of $18.8 million for the three months ended September 30, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income of $1.5 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2010, General Company expenses include a $7.0 million goodwill impairment charge related to the Eastern Hemisphere segment. Goodwill and other intangibles are allocated to the Eastern Hemisphere segment for impairment testing purposes based on their relative fair values at their acquisition date, December 16, 2005. Excluding the effect of the prior period goodwill impairment charge for the nine months ended September 30, 2010 and the service fee income in the nine months ended September 30, 2011 and 2010, the loss from operations for General Company increased by $1.0 million due to increased staffing and variable employee related expenses.

Other income (expense)

The following tables display our equity in earnings of unconsolidated affiliate, interest expense, net, and income tax expense (benefit) for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011	2010	% Change
Equity in earnings of unconsolidated affiliate	$1.2	$0.5	NM
Interest expense—net	(15.1)	(16.1)	-6.2%
Income tax expense (benefit)	1.2	(5.6)	NM

	Nine months ended September 30,
	2011	2010	% Change
Equity in earnings of unconsolidated affiliate	$2.6	$0.5	NM
Interest expense—net	(47.5)	(48.2)	-1.5%
Income tax expense (benefit)	3.3	(21.1)	NM

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate of $1.2 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, reflects income from our 14.5% ownership interest in B&L. Income from the B&L investment for the period August 19, 2010 through September 30, 2010 was $0.5 million. EMC’s investment in B&L was made on August 19, 2010.

Interest expense, net

Interest expense - net for the three and nine months ended September 30, 2011 was $15.1 million and $47.5 million, respectively. Interest expense - net, includes interest on the EMC Senior Secured Notes, amortization of deferred financing costs and original issue discount, and interest expense related to borrowings, if any, and fees associated with the utilization of our ABL Facility for letters of credit and bank guarantees issued in support of our normal business operations. The slight decrease in interest expense – net for the three and nine months ended September 30, 2011 when compared to the prior year comparable periods is due to reduced amortization of deferred financing costs.

Income tax expense (benefit)

Income tax expense was $1.2 million for the three months ended September 30, 2011 compared to an income tax benefit of $5.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, income tax expense was $3.3 million compared to an income tax benefit of $21.1 million for the nine months ended September 30, 2010. In accordance with ASC 740, Income Taxes, a full valuation allowance has been established against any tax benefits related to taxable losses generated by our U.S. operations. As a result, any tax benefits from our U.S. operations were excluded in deriving the Company’s estimated annual effective tax rate. For the three and nine months ended September 30, 2010, the income tax benefit reflects the taxable loss at an estimated annual effective tax rate which reflects operating losses in higher income tax jurisdictions primarily in the U.S., partially offset by taxable income in lower or no income tax jurisdictions including the United Kingdom, Singapore and UAE.

At September 30, 2011 and December 31, 2010, a valuation allowance of $22.7 million and $11.5 million, respectively, was recorded against deferred tax assets and net operating loss carryforwards. Our estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the net operating losses (“NOLs”) during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

Liquidity and Capital Resources

We finance our operations principally through cash flows generated from operations and from borrowings under our ABL Facility. Our primary cash requirements are for routine operating expenses, debt service, working capital and capital expenditures. In addition, we may require capital to fund strategic business acquisitions or investments. Our primary source of acquisition funds has historically been the issuance of debt securities, preferred and common equity and cash on hand.

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

At September 30, 2011 our total indebtedness, including capital leases, was $480.2 million. Included within our total indebtedness is $465.0 million aggregate principal amount of EMC Senior Secured Notes. Total cash interest payments required under the EMC Senior Secured Notes is approximately $57.0 million on an annual basis. The indenture governing the EMC Senior Secured Notes contains various covenants that limit our discretion in the operation of our business. It, among other things, limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments and our ability or the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets.

On September 2, 2011, we entered into a Sixth Amendment to the ABL Facility among JPMorgan Chase Bank, N.A. and other financial institutions party thereto, EMC, EM Europe, EM Canada and EM Pte. The Sixth Amendment extended the maturity date of the ABL Facility from May 11, 2012 to May 11, 2014 and increased the aggregate amount available under the ABL Facility from $175.0 million to $195.0 million (subject to an increase by the Company of up to $25.0 million for a total of $220.0 million), of which:

•	EMC may utilize up to $180.0 million ($25.0 million of which can only be used for letters of credit) less any amounts utilized under the sublimits of EM Canada and EM Europe;

•	EM Europe may utilize up to $60.0 million;

•	EM Canada may utilize up to $10.0 million; and

•	EM Pte may utilize up to $15.0 million

Actual credit availability under the ABL Facility for each subsidiary fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations. Additionally, the fixed charge coverage ratio of the ABL Facility, as described below, could limit our ability to utilize our full borrowing availability by requiring that we maintain a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 if we fail to maintain an aggregate borrowing base availability above $27.0 million, or the sum of EMC and EM Canada availability above $16.5 million. As a result of these limitations, our borrowing availability at any one point in time may not reflect our borrowing availability at any subsequent point in time.

Subject to sub-limits, the subsidiaries may utilize the ABL Facility for borrowings as well as for the issuance of bank guarantees and letters of credit as defined by the ABL Facility.

As of September 30, 2011, there was no outstanding balance for cash borrowings under the ABL Facility. Outstanding letters of credit and guarantees under the ABL Facility as of September 30, 2011 totaled $47.7 million. During the nine months ended September 30, 2011, our maximum utilization under the ABL Facility was $69.3 million. At September 30, 2011, borrowing availability under the ABL Facility, net of reserves, was as follows (based on the value of the Company’s borrowing base on that date):

	EMC		EM Canada	EM Europe	EM Pte		Total
Total availability	$117.8		$1.9	$22.9	$10.0	(b)	$152.6
Less utilization and reserves	(44.6	) (a)	(0.1)	(3.0)	(3.2)		(50.9)

Net availability	$73.2		$1.8	$19.9	$6.8		$101.7

(a)	Includes a letter of credit in the amount of $12.0 million which supports the local credit facility of EM FZE.
(b)	Subsequent to September 30, 2011, the total availability to EM Pte under the ABL Facility increased to $15.0 million in connection with its fulfillment of certain conditions precedent associated with the Sixth Amendment to the ABL Facility.

The ABL Facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate borrowing availability is reduced below $27.0 million, or the sum of EMC and EM Canada availability is less than $16.5 million until the date that both aggregate availability is greater than $32.0 million and the sum of EMC and EM Canada availability is greater than $21.5 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The ABL fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization, and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in our ABL Facility. It is calculated as of the end of each of our fiscal quarters for the period of the previous four fiscal quarters. For the twelve months ended September 30, 2011 our ABL Facility fixed charge coverage ratio exceeded 1.25 to 1.00. Although the ABL Facility fixed charge coverage ratio covenant was not applicable because our aggregate borrowing availability was above the applicable thresholds, there can be no assurance that our borrowing availability will not fall below one of the applicable thresholds in the future. Our borrowing availability could decline if the value of our borrowing base declines, the administrative agent under the ABL Facility imposes reserves in its discretion, our borrowings under the ABL Facility increase or for other reasons. In addition, the agents under the ABL Facility are entitled to conduct borrowing base field audits and inventory appraisals periodically, which may result in a lower borrowing base valuation. Our failure to comply with the ABL minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the ABL Facility, which could result in a default under and acceleration of our other indebtedness.

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

EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the lesser of $15.0 million or the amount it has secured by a letter of credit. At September 30, 2011, EM FZE had the ability to borrow up to $12.0 million because the facility was secured by a letter of credit in the amount of $12.0 million issued under our ABL Facility. EM FZE may utilize the local facility for borrowings, foreign currency exchange contracts, letters of credit, bank guarantees and other permitted indebtedness. This facility is primarily used to support the trade activity of EM FZE. As of September 30, 2011 there were no outstanding cash borrowings under the EM FZE Facility. At September 30, 2011, there was approximately $5.8 million in letters of credit and bank guarantees issued under the local facility. Availability under the local credit facility was $6.2 million at September 30, 2011.

As of September 30, 2011, we believe our cash flows from operations, available cash and available borrowings under our ABL Facility and the EM FZE Facility will be adequate to meet our liquidity needs for at least the next twelve months. As of September 30, 2011, total availability under both our ABL Facility and EM FZE Facility was $107.9 million. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our ABL Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot provide assurance that any of these actions could be effected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the ABL Facility and the indenture governing the EMC Senior Secured Notes, may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

We were in compliance with all applicable financial, affirmative and negative covenants under our ABL Facility and the EMC Senior Secured Notes during the nine months ended September 30, 2011.

Statement of cash flows data

	Nine months ended September 30,
(dollars in millions)	2011	2010
Cash flows provided by (used in) operating activities	$(55.1)	$1.7
Cash flows provided by (used in) investing activities	3.9	(23.3)
Cash flows provided by (used in) financing activities	1.2	(5.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.2)

Net change in cash and cash equivalents	(50.6)	(27.1)
Cash and cash equivalents - beginning of period	62.5	65.7

Cash and cash equivalents - end of period	$11.9	$38.6

Operating activities. Net cash outflows from operating activities were $55.1 million for the nine months ended September 30, 2011 compared to net cash inflows of $1.7 million for the nine months ended September 30, 2010. The cash used in operations for the nine months ended September 30, 2011 reflects cash used for working capital requirements to support increased sales activity and interest paid of $59.2 million primarily associated with our EMC Senior Secured Notes. These cash outflows were partially offset by federal and state income tax refunds of $18.4 million received during the nine months ended September 30, 2011.

Investing activities. Net cash provided by investing activities were $3.9 million for the nine months ended September 30, 2011 compared to net cash outflows of $23.3 million for the nine months ended September 30, 2010. Net cash inflows for the nine months ended September 30, 2011 reflect cash proceeds of $6.3 million from the sale of our former Singapore sales and distribution facility in January 2011. Net cash outflows of $23.3 million for the nine months ended September 30, 2010 include EMC’s $10.0 million investment in unconsolidated affiliate, cash outflow of $9.6 million primarily related to the construction of the new Singapore sales and distribution facility and a $4.0 million cash payment for the final purchase price adjustment for the purchase of the businesses of Petro Steel International, L.P. and Petro Steel International, LLC.

Financing activities. Net cash provided by financing activities were $1.2 million during the nine months ended September 30, 2011 compared to net cash outflows of $5.3 million for the nine months ended September 30, 2010. The net cash outflow in the nine months ended September 30, 2010 includes payments on long-term debt and capital lease of approximately $4.2 million. Payments on long-term debt and capital lease were negligible in the nine months ended September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, we had $53.5 million and $23.0 million of letters of credit and bank guarantees outstanding, respectively.

As of September 30, 2011 and December 31, 2010, the Company had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $30.9 million and $16.9 million, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at September 30, 2011 and December 31, 2010, were $27.0 million and $14.9 million, respectively.

At September 30, 2011 and December 31, 2010, the Company had bank guarantees of $0.5 million and $1.0 million, which have been cash collateralized and included in prepaid expenses and other assets on the condensed consolidated balance sheets.

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

There have been no material changes to our commitments and contractual obligations during the nine months ended September 30, 2011.

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

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various claims, lawsuits, and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows. For information regarding the Company’s pending or threatened litigation, see Note 10, “Commitments and contingencies” to the condensed consolidated financial statements within Part I, Item 1 of this report.

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

EDGEN MURRAY II, L.P.

Dated: November 14, 2011	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: November 14, 2011	/s/	David L. Laxton, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title

10.1	Sixth Amendment to Credit Agreement, dated as of September 2, 2011, by and among Edgen Murray Corporation, Edgen Murray Canada Inc., Edgen Murray Limited, Edgen Murray Pte. Ltd., the Loan Parties thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A. Toronto Branch, J.P. Morgan Europe Limited, The Hong Kong and Shanghai Banking Corporation Limited and the Lender Party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2011 (SEC File No. 333-165928-01.

10.2	Severance Agreement and Release dated August 24, 2011 between Edgen Murray II, L.P. and Mr. Michael F.A. Craig.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Edgen Murray II L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Partners’ (Deficit) Capital and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.