Form 10-K
period 2011-12-31
Edgen Murray II, L.P.
filed 2012-02-29
CIK 1487544

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from             to

Commission File Number: 333-165928-01

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 1, 2012, there were 209,493 common partnership units of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for such common equity exists.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “can,” “continue,” “potential,” “predicts”, “will” and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, industry trends, the impact and/or completion of the proposed initial public offering of Edgen Group Inc., the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management’s beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward–looking statements include, but are not limited to, those described in (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10–K; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission, or SEC; and (3) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward–looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward–looking statements after the date they are made, whether as a result of new information, future events or otherwise.

ii

Unless stated otherwise, “EM II LP”, “Company”, “we”, “us”, “our” and similar terms, refer to Edgen Murray II, L.P. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS.

Our Company

We are a leading global distributor of specialty steel products to the energy sector, serving customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas, as well as civil construction and mining applications which have a similar need for our technical expertise in specialty steel products. We source and distribute premium quality and highly engineered steel components from our global network of more than 800 suppliers and have sales and distribution operations in 14 countries serving over 1,800 customers who rely on our supplier relationships, procurement ability, stocking and logistical support for the timely provision of our products around the world. Our customers in each of the end-markets we serve increasingly demand our products in the build-out and maintenance of infrastructure that is required when the extraction, handling and treatment of energy resources becomes more complex and technically challenging.

Our Formation and History

We are a Delaware limited partnership headquartered in Baton Rouge, Louisiana formed in 2007 by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, or collectively, Fund IV, certain other institutional investors and existing management to acquire the business of Edgen/Murray, L.P., our predecessor. Jefferies Capital Partners, or JCP, has controlled us and our predecessor since 2005.

On December 29, 2011, Edgen Group Inc., a newly formed Delaware corporation, filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission, or SEC, relating to an initial public offering of shares of its Class A common stock. The registration statement relating to these securities has not yet been declared effective. If the registration statement is declared effective and if the offering is completed, Edgen Group Inc. would serve as the holding company of us and our subsidiaries. However, there can be no assurance that Edgen Group Inc.’s Registration Statement will be declared effective or that Edgen Group Inc. will complete an initial public offering of its Class A common stock.

Our Business

Our business is driven largely by global demand for energy, in particular by the levels of upstream, midstream and downstream oil and natural gas related activity, with 89% of our sales in 2011 derived from customers operating within the energy sector. As demand for energy increases, our customers typically increase their capital spending on infrastructure, which results in increased demand for our specialty products. We believe we are an important link between our customers and suppliers because of our ability to match the needs of our customers with product offerings of our suppliers. Our customers often operate in remote geographical locations and severe environments that require materials capable of meeting exacting standards for temperature, pressure, corrosion and abrasion. We assist our customers around the world by providing:

•	access to a broad range of high quality products from multiple supplier sources;

•	coordination and quality control of logistics, staged delivery, fabrication and additional services;

•	understanding of supplier pricing, capacity and deliveries;

•	ability to provide the specialized product offerings of multiple suppliers to create complete material packages;

•	on-hand inventory of specialty products to reduce our customers’ need to maintain large stocks of replacement products; and

•	capitalization necessary to manage multi-million dollar supply orders.

Many of the products we distribute require specialized production to exacting technical and quality standards. We have established supply channels with a global network of suppliers to address our customers’ demands. As our suppliers increasingly focus on their core production competencies rather than on sales, marketing and logistics, we are able to deliver numerous benefits to our suppliers, including:

•	active marketing of our suppliers’ product offerings to customers;

•	knowledge of customer spending plans and material requirements;

•	aggregation of numerous orders to create the critical volume required to make the production of a specific product economically viable;

•	expertise and market knowledge to facilitate the development and sale of new products; and

•	delivery of value-added services to end users, including coordination of logistics, fabrication and additional services.

We believe our customers and suppliers rely on distributors as a way to reduce costs while maintaining product quality and service levels. Furthermore, we believe that the proliferation of new technologies within the upstream, midstream and downstream end-markets of the energy industry and the increased specialization of products needed to build and implement these technologies will continue to drive demand for our products and services. We believe we are well suited to continue to benefit from specialization by suppliers and improved internal efficiencies implemented by end users.

Our Reportable Segments

Since January 1, 2008, we have managed our operations in two geographic markets – the Western Hemisphere and the Eastern Hemisphere. Effective January 1, 2011, we aligned our finance and accounting functions to support these two geographic markets and concluded that each of the two geographic markets meets the definition of a reportable segment based on the financial information used by our chief operating decision maker, our Chief Executive Officer. Within each geographic market, our operations have similar characteristics, products, types of customers, purchasing and distribution methods and regulatory environments. Our reportable segments are:

Western Hemisphere. The Western Hemisphere distributes specialty steel pipe, pipe components, valves, high-grade structural sections and plates for use in environments that are highly corrosive, abrasive, extremely high or low temperature and/or involve high pressures. The Western Hemisphere is headquartered in Houston, Texas and markets products to customers primarily in the United States, Canada and Latin America.

Eastern Hemisphere. The Eastern Hemisphere distributes high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The Eastern Hemisphere’s primary operations are located in Newbridge (Scotland), Singapore and Dubai (United Arab Emirates (UAE)) with divisional offices in Darlington (England), London (England), Mumbai (India) and Gurgaon (India) and representative offices in Perth (Australia), Shanghai (China), Paris (France) and Jakarta (Indonesia). Our Bahraini joint venture operates in Saudi Arabia and serves the Saudi market.

See Note 14 to the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information regarding our sales and assets by segment and geographic region. This information has been recast to conform with our change in reportable segments.

Global Sales and Marketing

We have developed our market approach to serve the needs of our customers. These customers operate across the energy sector and other heavy industrial applications and require our products in the build-out of infrastructure for their activities. We organize our sales approach around the following market segments: upstream; midstream; downstream oil and natural gas and power; civil construction and mining; and nuclear.

Our business model and scale enables us to participate in new capital projects, which are typically large-scale and result in higher revenues. We use our product availability and volume pricing from our suppliers to meet our customers’ delivery needs on a timely basis. As a single global source of supply for our customers, we are also able to capitalize on maintenance, repair and operations, or MRO, opportunities, which are typically recurring in nature and tend to have higher margins.

Our sales teams operate in a matrix structure across geographies and end-markets. Within our global platform we have end-market specific sales teams that collaborate across borders to serve our customers, particularly on large capital projects to support energy infrastructure demand. For example, construction of a new offshore platform may be engineered and designed in the U.S., procured in Europe, and fabricated and delivered to Asia. By having upstream-specific material supply chains and sales teams to support those efforts in all parts of the world, we can provide complete product offerings, technical expertise and logistical support to our customers. This support encompasses all stages of project development from the early engineering and design phase through the delivery of products and follow up support, as well as MRO supply to customers at all stages of project development.

Customers

We believe that we have a deep understanding of our customers’ needs and strong and loyal relationships across the market segments that we serve. We believe that our customers value our ability to provide planning and budgeting insight, access to materials that can be difficult to procure, technical knowledge of those materials, multi-source and multi-product package coordination and high service levels. Our customers include:

•	multi-national and national oil and natural gas companies;

•	integrated oil and natural gas companies;

•	independent oil and natural gas companies;

•	engineering, procurement and construction firms;

•	onshore and offshore drilling contractors;

•	oil and natural gas transmission and distribution companies;

•	equipment fabricators;

•	petrochemical companies;

•	mining companies;

•	hydrocarbon, nuclear and renewable power generation companies;

•	public utilities;

•	civil construction contractors; and

•	municipal and transportation authorities.

With a diverse group of more than 1,800 active customers, our ten largest customers represented approximately 33% of our sales in 2011, and no one customer accounted for more than 10% of our sales.

We have secured preferred supply agreements with a variety of customers across our end-markets. Although the structures of these agreements are unique to the needs of each particular customer, they generally serve to provide our customers with ready access to the products they need and, at times, allow us to maintain mill allocation positions with suppliers by delivering a reasonably predictable level of purchasing. In some cases, such agreements guarantee us a certain amount of business in a particular product area or region, and they allow us to compete for business from our customers as one of a select few materials providers.

Suppliers

We believe we have mutually beneficial, longstanding relationships with an established network of suppliers that would be difficult for others to replicate. These relationships enable us to stock and distribute a broad range of products. For the year ended December 31, 2011, approximately 52% of our purchases were from our top ten suppliers, the largest of which accounted for 11% of our material purchases. Although we concentrate our purchasing power on a select group of highly-valued suppliers, we have multiple sources for the products we distribute and are not dependent on any single supplier.

We are a high-volume purchaser of specialty steel products, and we believe that we provide significant support as an intermediary between steel producers and our customers. There are a limited number of suppliers with the capabilities to produce these specialty steel products, and we believe that we have demonstrated to them over time that we are a high quality, reliable and high-volume purchaser of their products. In addition, our participation in our customers’ early planning stages for large long term projects enables us to plan our purchases and provide our suppliers with critical intelligence and visibility to schedule production runs.

End users often require distributors to limit procurement to suppliers who have been qualified and appear on that end-user’s approved manufacturers list, or AML. When the requirements include specialty material, the AML may not offer enough choices to procure the material within the customer’s required timetable. We use our supplier network to introduce new manufacturers to our customers and facilitate the expansion of their AMLs to include other suppliers who could meet the customer’s requirements, benefiting both the supplier and the customer. We have also developed numerous relationships with third-party processing providers, such as pipe coating and pipe bending facilities, to provide value-added services to meet our customers’ specific product requirements. We access multiple logistics providers such as trucking companies, barge companies and rail companies to provide full delivery services.

Products

Our product catalog consists of a broad range of steel plate, sections, pipe, components and valves. However, we generally focus on highly engineered carbon and alloy steel pipe, accompanying components, premium valve brands and quenched and tempered and high yield heavy plate.

Upstream. For offshore rig construction, we supply specialty offshore-grade plate, pipe and structural beams, columns, channels, angles, flats, rounds, squares and hollow sections. Many of these materials are manufactured through a quench and temper process that enables them to support extreme weight loads and withstand extreme temperatures. In many cases, the material is extremely thick and requires custom fabrication. This grade of steel is utilized for leg structures, including those supporting complex specialty platform, or jack-up, rigs used in shallow water drilling, as well as offshore transportation and production vessels.

Midstream. We supply a full range of steel products utilized for gathering lines, product pipelines, oil and natural gas transmission, compression and storage. Our products include heavy wall, large diameter seamless and welded pipe and accompanying high yield fittings and components, along with a broad range of premium valves and valve actuators.

Downstream and power. In the extreme pressure, temperature and/or corrosive conditions found in refining, petrochemical and power generation applications, we supply specialty pipe, valves and fittings across many premium grades including carbon, chrome, nickel, stainless, low temperature and duplex materials. Additionally, we are able to cross-sell certain materials utilized in a refining environment to upstream customers for offshore production platforms and vessels.

Civil construction and mining. We provide certified mill-tested large diameter heavy wall pipe, sheet and structural steel with full traceability that meets a wide range of material specifications for heavy civil construction, such as large scale installations for marine piling and construction, levee systems, major civil building structures, deep foundations and water works. Mining applications require materials that can withstand extreme wear from abrasive and corrosive conditions. We supply abrasion-resistant, induction-hardened, high yield, duplex, nickel alloy and Hastelloy pipe and accompanying components for mineral mining and processing and other difficult applications. Service offerings in this market segment often include coordination of high-performance coatings and linings, fabricated ends, wear bands, couplings and weld rings.

Nuclear. We are accredited as a Material Organization by the American Society of Mechanical Engineers and hold a Quality System Certificate to supply products to the nuclear industry. The scope of products that we supply to the nuclear industry includes most sizes and grades of ferrous and non-ferrous pipe, fittings, flanges, plates, shapes, bars and valves under strict quality assurance requirements. Leading with our ability to supply nuclear-grade materials, we are able to cross-sell non-safety related products to our customers within the nuclear construction environment.

We do not manufacture any of our products. We are a distributor of our suppliers’ manufactured products and often purchase these products in large quantities that are efficient for our suppliers to produce, and then subsequently resell these products in smaller quantities to meet our customers’ requirements. We coordinate third-party services such as coating, cutting, finishing and material testing. We also provide ongoing delivery status reports and complete data packages at the time of delivery, including material test reports and certifications and coordinate global logistics including freight, shipping, customs requirements and on-site material inspection. We use our diverse product portfolio and supply channels to provide our customers with many different combinations of steel products required for the market segments we serve.

Competition

We compete with other companies in our markets primarily on customer service, access to materials, price and ability to deliver products in a timely manner. Purchase decisions on the part of the customers for which we compete are also influenced by previous experience with a particular distributor and a distributor’s ability to supply the full range of specialty pipes, pipe components, tubes, plate, valves, sections and related components.

Our competitors fall into three main categories:

•

Large supply centers that typically carry sizeable amounts of inventory and who are in some cases subsidiaries of large publicly held companies. These competitors, though well capitalized, tend to focus on stockholdings that do not compete with the range of specialty products that we offer.

•

Smaller regional suppliers who focus on high turnover products from inventory and do not have the resources, supplier relationships, expertise or capacity to manage large projects or specialty materials.

•

Brokers and traders who are usually owned by various steelmakers and focus purely on sourcing material and who are limited by their ability to secure materials from the full range of global producers beyond the ones they represent.

We believe that none of our competitors offer the depth and breadth of specialty steel products in stock that we offer in any particular market. Although we have competitors with respect to many of the specific products we offer in specific markets, we believe that no one competitor or small group of competitors is dominant in any of our markets. While we must be price-competitive in all of our markets, we believe that our customers select our products based on the product knowledge of our staff, our broad product offering of specialty products, our local presence and our history of quality customer service and long-standing relationships.

Working Capital Practices

Inventory and accounts receivable comprise a large percentage of our total assets, and we allocate appropriate resources to manage these working capital assets. Maintaining an inventory of the products that our customers need is a key factor in capturing customer spending and maintaining high customer satisfaction. We use various factors to plan inventory purchases including customer feedback on their planned activities and our own sales history. We also consult with our suppliers on their capacity levels, planned mill production and pricing information in order to appropriately time our inventory purchases. Our practices centered on accounts receivable management include ongoing customer credit analysis and collection efforts and negotiation of payment terms on large project orders. Additionally, many of our customer incentive programs include timely payment as a requirement to earn the incentive. At December 31, 2011 and 2010, inventory and accounts receivable collectively represented approximately 72% and 50%, respectively, of total assets.

Backlog

Our sales backlog represents our estimate of potential future revenues that we expect may result from contracts/orders currently awarded to us by our customers. Sales backlog is determined by the amount of undelivered third-party customer orders and may be revised upward or downward, or cancelled by our customers in certain instances. We cannot assure you that the sales backlog amounts presented will ultimately be realized as revenue or that we will earn a profit on any of our sales backlog of orders. We recognize revenue from our sales backlog when we deliver material based on the defined shipping terms of the customer’s contract. The table below presents our sales backlog at the end of each year indicated:

(in millions)	December 31, 2011	December 31, 2010
Sales backlog	$353	$210

Realization of revenue from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from suppliers, and the customers’ desired delivery schedule. The rate at which we recognize that revenue varies based on the type of orders that make up the sales backlog and can vary materially from period to period. We expect to fill the substantial majority of our current sales backlog within the next twelve months, although there can be no assurance that we will be able to do so.

Information Technology

We have an advanced information technology platform to help us manage our business. As a distributor, our primary operational focus is order management and our systems are designed to streamline the logistics involved with obtaining products from our suppliers, tracking those products within our sizable inventory and delivering those products to our customers.

We use bar coded tags and wireless handheld scanners to track the inventory in our major U.S. distribution facilities which allow our salespeople to quickly ascertain what products are available and where those products are located. The system allows for efficient pick and ship execution and is accessible from all of our locations worldwide.

In the Western Hemisphere segment, business functions, including order management, procurement, inventory control, accounting and finance, operate on a unified Oracle platform. In the Eastern Hemisphere segment, we operate under a separate enterprise resource planning system for inventory and order management. A single financial consolidation package is integrated with these systems for financial reporting and forecasting.

We believe our combined information technology systems are well-protected against service disruptions. All production servers utilize widely-available components, minimizing single points of failure. We provide our primary data center in Baton Rouge, Louisiana with redundant cooling, battery backup, generator power and carded access. Finally, we lease a full disaster recovery site in Dallas, Texas in the event the Baton Rouge systems are disrupted for an extended period of time.

Intellectual Property

We have registered the EDGEN MURRAY™ trademark in the U.S. and critical markets in Europe, Asia, Australia, Mexico, Canada, the Caribbean, Central and South America and the Middle East. We have also applied to register the trademark in several additional jurisdictions in the Middle East, Asia, Africa, the Caribbean, South America and Europe, as well as India and the Russian Federation. We claim common law rights in the EDGEN MURRAY™ trademark in those jurisdictions that recognize trademark rights based on use without registration. We also claim common law trademark rights to a number of other names important to our business, including Edgen™, Bartow Steel™, Resource Pipe Co.™, SISCO™, Thomas Pipe™, Pro Metals™ and Radnor Alloys™, although we have not applied for federal or international registration for them. We have commenced registering the trademark EDGEN™ in the U.S. and all critical markets in Europe, Asia, Australia, the Middle East, Canada, Mexico and South America. EDGEN™ is registered in the state of Louisiana.

We recognize the importance to our business of the various intellectual property rights, including trademarks that we use. While we acknowledge that the statutory rights arising from a successful trademark registration generally give greater certainty as to the ownership of the registered trademark as well as make enforcement of the owner’s rights against third parties easier than if it had to rely on the enforcement of its unregistered rights in the trademark, we nevertheless believe that adequate protection of the goodwill in the trademarks used by our business is afforded through the various unregistered rights that are acquired simply by use over a period of time in a number of the jurisdictions in which we operate.

Environmental Matters

Our operations are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, hazardous materials, substances and wastes. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of fines and penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws can impose strict, joint and several liability for costs required to clean up and restore sites without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released even, if the disposals or releases were in compliance with applicable law at the time of those actions. Management believes that our operations are in substantial compliance with the applicable environmental laws and regulation.

We have not made any material expenditures during the three years ended December 31, 2011 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Employees

At December 31, 2011, our workforce consisted of 492 full-time employees, 173 of whom are sales personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Available Information

Our internet website address is www.edgenmurray.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the SEC.

Our Code of Business Conduct and Ethics is available on our website. Copies of such documents will be sent to security holders free of charge upon written request to the corporate secretary at the address show on the cover page of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

The following section lists the key current risk factors at the date of this filing that may have a direct and material impact on our business, financial position, results of operations and cash flows.

Risks relating to our business

Volatility in the global energy infrastructure market, and, in particular, a significant decline in oil and natural gas prices and refining margins, has in the past reduced, and could in the future reduce, the demand for our products, which could cause our sales and margins to decrease.

Proceeds from the sale of products to the global energy infrastructure market constitute a significant portion of our sales. As a result, we depend upon the global energy infrastructure market, and in particular the oil and natural gas industry, and upon the ability and willingness of industry participants to make capital expenditures to explore for, develop and produce, transport, process and refine oil and natural gas. The industry’s willingness to make these expenditures depends largely upon the availability of attractive drilling prospects, regulatory requirements and limitations, the prevailing view of future oil and natural gas prices, refinery margins and general economic conditions. As we experienced in 2009, 2010 and continuing into 2011, volatile oil and natural gas prices can lead to variable capital expenditures and infrastructure project spending by industry participants, which in turn can affect the demand for our products. Further sustained decreases in capital expenditures in the oil and natural gas industry could have a material adverse effect on our business, financial condition and results of operations. Many factors affect the supply of and demand for oil and natural gas and refined products, thereby affecting our sales and margins, including:

•	the level of U.S. and worldwide oil and natural gas production;

•	the level of U.S. and worldwide supplies of, and demand for, oil, natural gas and refined products;

•	the discovery rates of new oil and natural gas resources;

•	the expected cost of delivery of oil, natural gas and refined products;

•

the availability of attractive oil and natural gas fields for production, which may be affected by governmental action or environmental policy, which may restrict exploration and development prospects;

•	U.S. and worldwide refinery utilization rates;

•	the amount of capital available for development and maintenance of oil, gas and refined products infrastructure;

•	changes in the cost or availability of transportation infrastructure and pipeline capacity;

•	levels of oil and natural gas exploration activity;

•	national, governmental and other political requirements, including the ability of the Organization of the Petroleum Exporting Countries to set and maintain production levels and pricing;

•	the impact of political instability, terrorist activities, piracy or armed hostilities involving one or more oil and natural gas producing nations;

•	pricing and other actions taken by competitors that impact the market;

•	the failure by industry participants to implement planned capital projects successfully or to realize the benefits expected for those projects;

•	the cost of, and relative political momentum in respect of, developing alternative energy sources;

•

U.S. and non-U.S. governmental laws and regulations, especially anti-bribery law enforcement in underdeveloped nations, environmental and safety laws and regulations (including mandated changes in fuel consumption and specifications), trade laws, commodities and derivatives trading regulations and tax policies;

•	technological advances in the oil and natural gas industry;

•	natural disasters, including hurricanes, tsunamis, earthquakes and other weather-related events; and

•	the overall global economic environment.

Oil and natural gas prices and processing and refining margins have been and are expected to remain volatile. This volatility may cause our customers to change their strategies and capital expenditure levels. We are experiencing, have experienced in the past and may experience in the future, significant fluctuations in our business, financial condition and results of operations based on these changes. In particular, such continued volatility in the oil, natural gas and refined products margins and markets more generally could materially and adversely affect our business, consolidated financial condition, results of operations and liquidity.

The prices we pay and charge for steel products, and the availability of steel products generally, may fluctuate due to a number of factors beyond our control, which could materially and adversely affect the value of our inventory, business, financial condition, results of operations and liquidity.

We purchase large quantities of steel products from our suppliers for distribution to our customers. The steel industry as a whole is cyclical and at times pricing and availability of these products change depending on many factors outside of our control, such as general global economic conditions, competition, consolidation of steel producers, cost and availability of raw materials necessary to produce steel (such as iron ore, coking coal and steel scrap), production levels, labor costs, freight and shipping costs, natural disasters, political instability, import duties, tariffs and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.

We seek to maintain our profit margins by attempting to increase the prices we charge for our products in response to increases in the prices we pay for them. However, demand for our products, the actions of our competitors, our contracts with certain of our customers and other factors largely out of our control will influence whether, and to what extent, we can pass any such steel cost increases and surcharges on to our customers. If we are unable to pass on higher costs and surcharges to our customers, or if we are unable to do so in a timely manner, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

Alternatively, if the price of steel decreases significantly or if demand for our products decreases because of increased customer, manufacturer or distributor inventory levels of specialty steel pipe, pipe components, high yield structural steel products and valves, we may be required to reduce the prices we charge for our products to remain competitive. These factors may affect our gross profit and cash flow and may also require us to write-down the value of inventory on hand that we purchased prior to the steel price decreases, which could materially and adversely affect our business, financial condition, results of operations and liquidity. For example, we had inventory write-downs of $22.5 million during the year ended December 31, 2009 related to selling prices falling below the average cost of inventory in some of the markets we serve, including the U.S. and the Middle East. Although we did not have any material inventory write-downs during the years ended December 31, 2011 and 2010, there can be no assurances such write-downs will not occur in the future.

Our business could also be negatively impacted by the importation of lower-cost specialty steel products into the U.S. market. An increase in the level of imported lower-cost products could adversely affect our business to the extent that we then have higher-cost products in inventory or if prices and margins are driven down by increased supplies of such products. These events could also have a material adverse effect on our profit margins and results of operations. These risks may be heightened if recently imposed tariffs on certain imported competing products are reduced, eliminated or allowed to expire.

In addition, the domestic metals production industry has experienced consolidation in recent years. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition, results of operations or cash flows. Consolidation could also result in price increases for the products that we purchase. Such price increases could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were not able to pass these price increases on to our customers.

We may experience unexpected supply shortages.

We distribute products from a wide variety of vendors and suppliers. In the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties. Also, products may not be available to us in quantities sufficient to meet customer demand. Failure to fulfill customer orders in a timely manner could have an adverse effect on our relationships with these customers. Our inability to obtain products from suppliers and manufacturers in sufficient quantities to meet demand could have a material adverse effect on our business, results of operations and financial condition.

We maintain an inventory of products for which we do not have firm customer orders. As a result, if prices or sales volumes decline, our profit margins and results of operations could be adversely affected.

Our profitability, margins and cash flows may be negatively affected if we are unable to sell our inventory in a timely manner. Because we maintain substantial inventories of specialty steel products for which we do not have firm customer orders, there is a risk that we will be unable to sell our existing inventory at the volumes and prices we expect. For example, the value of our inventory could decline if the prices we are able to charge our customers decline. In that case, we may experience reduced margins or losses as we dispose of higher-cost products at reduced market prices. For instance, during the year ended December 31, 2009, we incurred losses of $12.7 million due to strategic inventory liquidation (at prices below cost) of inventory related primarily to products for the North American midstream oil and natural gas market. Although we have not incurred significant losses related to inventory liquidation during the years ended December 31, 2011 and 2010, there can be no assurance that such losses will not occur in the future.

Our ten largest customers account for a substantial portion of our sales and profits, and the loss of any of these customers could result in materially decreased sales and profits.

Our ten largest customers accounted for approximately 33% of our sales for the year ended December 31, 2011. We may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of specialty steel products, business failure or bankruptcy of the customer or dissatisfaction with our performance. Consistent with industry practice, we do not have long term contracts with most of our major customers. Our customers with whom we do not have long term contracts have the ability to terminate their relationships with us at any time. Moreover, to the extent we have long term contracts with our major customers, these contracts generally may be discontinued with 30 days notice by either party, are not exclusive and do not require minimum levels of purchases. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.

Our business is sensitive to economic downturns and adverse credit market conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

Aspects of our business, including demand for and availability of our products, are dependent on, among other things, the state of the global economy and adverse conditions in the global credit markets. Our business has been affected in the past and may be affected in the future by the following:

•	our customers reducing or eliminating capital expenditures as a result of reduced demand from their customers;

•

our customers not being able to obtain sufficient funding at a reasonable cost or at all as a result of tightening credit markets, which may result in delayed or cancelled projects or maintenance expenditures;

•	our customers not being able to pay us in a timely manner, or at all, as a result of declines in their cash flows or available credit;

•

experiencing supply shortages for certain products if our suppliers reduce production as a result of reduced demand for their products or as a result of limitations on their ability to access credit for their operations;

•	experiencing tighter credit terms from our suppliers, which could increase our working capital needs and potentially reduce our liquidity; and

•	the value of our inventory declining if the sales prices we are able to charge our customers decline.

As a result of these and other effects, economic downturns such as the one we recently experienced have, and could in the future, materially and adversely affect our business, financial condition, results of operations and liquidity.

In addition, market disruptions, such as the recent global economic recession, could adversely affect the creditworthiness of lenders under our credit facilities. Any reduced credit availability under our credit facilities could require us to seek other forms of liquidity through financing in the future and the availability of such financing will depend on market conditions prevailing at that time.

We rely on our suppliers to meet the required specifications for the products we purchase from them, and we may have unreimbursed losses arising from our suppliers’ failure to meet such specifications.

We rely on our suppliers to provide mill certifications that attest to the specifications and physical and chemical properties of the steel products that we purchase from them for resale. We generally do not undertake independent testing of any such steel but rely on our customers or assigned third-party inspection services to notify us of any products that do not conform to the specifications certified by the mill or equipment fabricators. We may be subject to customer claims and other damages if products purchased from our suppliers are deemed to not meet customer specifications. These damages could exceed any amounts that we are able to recover from our suppliers or under our insurance policies. Failure to provide products that meet our customer’s specifications would adversely affect our relationship with such customer, which could negatively impact our business and results of operations.

Loss of key suppliers could decrease our sales volumes and overall profitability.

For the year ended December 31, 2011, our ten largest suppliers accounted for approximately 52% of our purchases and our single largest supplier accounted for approximately 11% of our purchases. Consistent with industry practice, we do not have long term contracts with most of our suppliers. Therefore, most of our suppliers have the ability to terminate their relationships with us or reduce their planned allocations of product to us at any time. The loss of any of these suppliers due to merger or acquisition, business failure, bankruptcy or other reason could put us at a competitive disadvantage by decreasing the availability or increasing the prices, or both, of products we distribute, which in turn could result in a decrease in our sales volumes and overall profitability.

Loss of third-party transportation providers upon which we depend, failure of such third-party transportation providers to deliver high quality service or conditions negatively affecting the transportation industry could increase our costs and disrupt our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Shortages of transportation vessels, transportation disruptions or other adverse conditions in the transportation industry due to shortages of truck drivers, strikes, slowdowns, piracy, terrorism, disruptions in rail service, closures of shipping routes, unavailability of ports and port service for other reasons, increases in fuel prices and adverse weather conditions could increase our costs and disrupt our operations and our ability to deliver products to our customers on a timely basis. We cannot predict whether or to what extent any of these factors would affect our costs or otherwise harm our business. In addition, the failure of our third-party transportation providers to provide high quality customer service when delivering product to our customers would adversely affect our reputation and our relationship with our customers and could negatively impact our business and results of operations.

Significant competition from a number of companies could reduce our market share and have an adverse effect on our selling prices, sales volumes and results of operations.

We operate in a highly competitive industry and compete against a number of other market participants, some of which have significantly greater financial, technological and marketing resources than we do. We compete primarily on the basis of pricing, availability of specialty products and customer service. We may be unable to compete successfully with respect to these or other competitive factors. If we fail to compete effectively, we could lose market share to our competitors. Moreover, our competitors’ actions could have an adverse effect on our selling prices and sales volume. To compete for customers, we may elect to lower selling prices or offer increased services at a higher cost to us, each of which could reduce our sales, margins and earnings. There can be no assurance that we will be able to compete successfully in the future, and our failure to do so could adversely affect our business, results of operations and financial condition.

Loss of key management or sales and customer service personnel could harm our business.

Our future success depends to a significant extent on the skills, experience and efforts of management. While we have not experienced problems in the past attracting and retaining members of our management team, the loss of any or all of these individuals could materially and adversely affect our business. We do not carry key-man life insurance on any member of management other than a policy inherited by us for our Chief Operating Officer, Craig S. Kiefer. We must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future.

Because of the specialized nature of our products and services, generally only highly qualified and trained sales and customer service personnel have the necessary skills to market our products and provide product support to our customers. Such employees develop relationships with our customers that could be damaged or lost if these employees are not retained. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified sales and customer service personnel could materially and adversely affect our business. In particular, our efforts to continue expansion internationally will be dependent on our ability to continue to hire and train a skilled and knowledgeable sales force to attract customers in these markets. In addition, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. The actual occurrence of any of these events could appreciably increase our cost structure and, as a result, materially impair our growth potential and our results of operations.

The development of alternatives to steel product distributors in the supply chain in the industries in which we operate could cause a decrease in our sales and results of operations and limit our ability to grow our business.

If our customers were to acquire or develop the capability and desire to purchase products directly from our suppliers in a competitive fashion, it would likely reduce our sales volume and overall profitability. Our suppliers also could expand their own local sales forces, marketing capabilities and inventory stocking capabilities and sell more products directly to our customers. Likewise, customers could purchase from our suppliers directly in situations where large orders are being placed and where inventory and logistics support planning are not necessary in connection with the delivery of the products. These and other actions that remove us from, limit our role in or reduce the value that our services provide in the distribution chain could materially and adversely affect our business, financial condition and results of operations.

Our customers that are pursuing unconventional or offshore oil and natural gas resources, or that are using new drilling and extraction technologies, such as horizontal drilling and hydraulic fracturing, could face regulatory, political and economic challenges that may result in increased costs and additional operating restrictions or delays as well as adversely affect our business and operating results.

The pursuit of unconventional oil and natural gas resources, the expansion of offshore drilling and exploration, as well as new drilling and extraction technologies, including hydraulic fracturing and horizontal drilling, have received significant regulatory and political focus. Hydraulic fracturing is an essential technology for the development and production of unconventional oil and natural gas resources. The hydraulic fracturing process in the U.S. is typically subject to state and local regulation and has been exempt from federal regulation since 2005 pursuant to the federal Safe Drinking Water Act (except when the fracturing fluids or propping agents contain diesel fuels). Public concerns have been raised regarding the potential impact of hydraulic fracturing on drinking water. Two companion bills, known collectively as the Fracturing Responsibility and Awareness of Chemicals Act, or FRAC Act, have been introduced before the U.S. Congress that would repeal the Safe Drinking Water Act exemption and otherwise restrict hydraulic fracturing. If enacted, the FRAC Act could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping and plugging and abandonment requirements. The FRAC Act also proposes requiring the disclosure of chemical constituents used in the hydraulic fracturing process to state or federal regulatory authorities, who would then make such information publicly available. Several states have enacted similar chemical disclosure regulations. The availability of this information could make it easier for third parties to initiate legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater.

The United States Environmental Protection Agency, or the EPA, is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the House of Representatives is also conducting an investigation of hydraulic fracturing practices. In August and November 2011, the United States Department of Energy Shale Gas Subcommittee, or DOE, issued two reports on measures that can be taken to reduce the potential environmental impacts of shale gas production. The results of the DOE and EPA studies and House investigation could lead to restrictions on hydraulic fracturing. The EPA is currently working on new interpretive guidance for Safe Drinking Water Act permits that would be required with respect to the oil and natural gas wells that use fracturing fluids or propping agents containing diesel fuels. The EPA has proposed regulations under the federal Clean Air Act in July 2011 regarding certain criteria and hazardous air pollutant emissions from the hydraulic fracturing of oil and natural gas wells and, in October 2011, announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other gas production. In addition, various state and local governments, as well as the United States Department of Interior and certain river basin commissions, have taken steps to increase regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure obligations and temporary or permanent bans on hydraulic fracturing in certain local jurisdictions or in environmentally sensitive areas such as watersheds. Any future federal, state or local laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in certain formations. Any decrease in drilling activity resulting from the increased regulatory restrictions and costs associated with hydraulic fracturing, or any permanent, temporary or regional prohibition of the uses of this technology, could adversely affect demand for our products and our results of operations.

In addition to regulatory challenges facing hydraulic fracturing, the process of extracting hydrocarbons from shale formations requires access to water, chemicals and proppants. If any of these necessary components of the fracturing process is in short supply in a particular operating area or in general, the pace of drilling could be slowed, which could reduce demand for the products we distribute.

Another source of oil and natural gas resources facing increased regulation is offshore drilling and exploration. The April 2010 Deepwater Horizon accident in the Gulf of Mexico and its aftermath resulted in increased public scrutiny, including a moratorium on offshore drilling in the U.S. While the moratorium has been lifted, there has been a delay in resuming operations related to drilling offshore in areas impacted by the moratorium, and we cannot assure you that operations related to drilling offshore in such areas will reach the same levels that existed prior to the moratorium or that a future moratorium may not arise. In addition, this event has resulted in new and proposed legislation and regulation in the U.S. of the offshore oil and natural gas industry, which may result in substantial increases in costs or delays in drilling or other operations in U.S. waters, oil and natural gas projects potentially becoming less economically viable and reduced demand for our products and services. Other countries in which we operate may also consider moratoriums or increase regulation with respect to offshore drilling. If future moratoriums or increased regulations on offshore drilling or contracting services operations arose in the U.S. or other countries, our customers could be required to cease their offshore drilling activities or face higher operating costs in those areas. These events and any other regulatory and political challenges with respect to unconventional oil and natural gas resources and new drilling and extraction technologies could reduce demand for our products and materially and adversely affect our business and operating results.

Changes in the payment terms we receive from our suppliers could have a material adverse effect on our liquidity.

The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to, our payment history with the supplier, the supplier’s credit granting policies, contractual provisions, our credit profile, industry conditions, global economic conditions, our recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, many of which may not be wholly in our control, may induce our suppliers to shorten the payment terms of their invoices. For example, as a result of the worldwide economic recession and its impact on steel demand and prices, some of our suppliers have experienced a reduction in trade credit insurance available to them for sales to foreign accounts. This reduction in trade credit insurance has resulted in certain suppliers reducing the available credit they grant to us and/or requiring other forms of credit support, including letters of credit and payment guarantees under our asset based loan revolving credit facility, which we refer to as the EM revolving credit facility. Providing this credit support decreases availability under this credit facility. Since we incur costs for trade finance instruments under the EM revolving credit facility, this trend has increased our borrowing costs, although not significantly. Given the large amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, and consequently may have a material adverse effect on our business, results of operations and financial condition.

We are a holding company with no revenue generating operations of our own. We depend on the performance of our subsidiaries and their ability to make distributions to us.

We are a holding company with no business operations, sources of income or assets of our own other than our ownership interests in our subsidiaries. Because all of our operations are conducted by our subsidiaries, our cash flow and our ability to repay debt that we currently have and that we may incur in the future and our ability to pay distributions to our unitholders are dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payment of dividends, distributions, loans or advances by our subsidiaries to us are subject to restrictions imposed by our EM revolving credit facility agreement and the indenture governing Edgen Murray Corporation’s, or EMC’s, senior secured notes. Our revolving credit agreement limits our ability to allocate cash flow or resources among certain subsidiaries. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Debt.” In addition, payments or distributions from our subsidiaries could be subject to restrictions on dividends or repatriation of earnings, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In particular, EMGH Limited, or EMGH, our principal U.K. subsidiary, may under English law only pay dividends out of distributable profits.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization of any such subsidiary, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt issued by that subsidiary.

Risks generally associated with acquisitions, including identifying and integrating future acquisitions, could adversely affect our growth strategy.

A key element of our growth strategy has been, and is expected to be, the pursuit of acquisitions of other businesses that either expand or complement our global platform. However, we cannot assure you that we will be able to consummate future acquisitions on favorable terms, if at all, because of uncertainty in respect of competition for such acquisitions, availability of financial resources or regulatory approval or other reasons. Additionally, we cannot assure you that we will be able to identify additional acquisitions or that we would realize any anticipated benefits from such acquisitions. Integrating businesses involves a number of risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers, assumption of known or unknown material liabilities or regulatory non-compliance issues and potentially adverse short-term effects on cash flow or operating results. Acquired businesses may require a greater amount of capital, infrastructure or other spending than we anticipate. In addition, we may incur debt to finance future acquisitions, which could increase our leverage. Further, we may face additional risks to the extent that we make acquisitions of international companies or involving international operations, including, among other things, compliance with foreign regulatory requirements, political risks, difficulties in enforcement of third-party contractual obligations and integration of international operations with our domestic operations. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

Our global operations, in particular those in emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business globally, particularly in emerging markets. Our sales outside of the U.S. represented approximately 38%, 39% and 37% of our sales for the years ended December 31, 2011, 2010 and 2009. One of our growth strategies is to pursue opportunities for our business in a variety of geographies outside the U.S., which could be adversely affected by the risks set forth below. Our operations are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements, including those disrupting purchasing and distribution capabilities;

•

foreign currency exchange controls, import and export restrictions and tariffs, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and other trade protection regulations and measures;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, piracy, guerilla activities and insurrection;

•	unstable economic, financial and market conditions and increased expenses as a result of inflation, or higher interest rates;

•	difficulties in enforcement of third-party contractual obligations and collecting receivables through foreign legal systems;

•

foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	differing local product preferences and product requirements;

•	fluctuations in currency exchange rates to the extent that our assets or liabilities are denominated in a currency other than the functional currency of the country where we operate;

•

potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries;

•

exposure to liabilities under anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010 and similar laws and regulations in other jurisdictions; and

•	enhanced costs associated with complying with increasing anti-corruption and anti-money laundering governmental regulation.

Any one of these factors could materially adversely affect our sales of products or services to global customers or harm our reputation, which could materially adversely affect our business, results of operations and financial condition.

Exchange rate fluctuations could adversely affect our results of operations and financial position.

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our consolidated financial position, results of operations and/or cash flows. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate net sales or earnings within entities whose functional currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net sales or earnings. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2011, approximately 38% of our sales originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling, euro and U.S. dollar. As a result, a material decrease in the value of these currencies may have a negative impact on our reported sales, net income and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could adversely affect our business, financial condition and results of operations.

Due to the global nature of our business, we could be adversely affected by violations of the FCPA, similar anti-bribery laws in other jurisdictions in which we operate, and various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Our policies mandate compliance with these and other anti-bribery laws. We operate in many parts of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from myriad countries, which geographically stretches our compliance obligations. To help ensure compliance, our anti-bribery policy and training on a global basis provide our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA, the U.K. Bribery Act 2010 or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our geographic market areas in the southeastern U.S. and Asia Pacific, or APAC, are susceptible to tropical storms, or, in more severe cases, hurricanes and typhoons, respectively. Such weather events can disrupt our operations or those of our customers or suppliers, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, suppliers and employees.

We cannot predict whether, or to what extent, damage caused by future hurricanes and tropical storms will affect our operations or the economies in those market areas. Such weather events could result in a disruption of our purchasing and distribution capabilities, an interruption of our business that exceeds our insurance coverage, our inability to collect from customers, the inability of our suppliers to provide product, the inability of third-party transportation providers to deliver product and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other adverse weather events.

Our sales backlog is subject to unexpected fluctuations, adjustments and cancellations and may not be a reliable indicator of our future earnings.

Our sales backlog represents management’s estimate of potential future revenues that may result from contracts or orders currently awarded to us by our customers. Sales backlog is determined by the amount of undelivered third-party customer purchase orders and may be revised upward or downward, or cancelled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as revenue, or that we will earn a profit on any of our sales backlog. Realization of revenue from our sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which is in turn dependent on a number of factors, including our ability to obtain products from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from period to period.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business, financial condition and results of operations.

We depend on our information technology, or IT, systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems allow us to efficiently purchase products from our suppliers, provide procurement and logistics services, ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. Our IT systems are an essential component of our business and growth strategies, and a disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss, including as a result of natural disasters, computer system and network failures, loss of telecommunications services, operator negligence, loss of data, security breaches and computer viruses. Any such disruption could adversely affect our competitive position and thereby our business, financial condition and results of operations.

Our operations and those of our customers are subject to environmental laws and regulations. Liabilities or claims with respect to environmental matters could materially and adversely affect our business.

Our operations and those of our customers are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, hazardous materials, substances and wastes. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of fines and penalties, imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. In addition, certain environmental laws can impose strict, joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released even if the disposals or releases were in compliance with applicable law at the time of those actions.

Our customers operate primarily in the upstream, midstream and downstream end-markets for oil and natural gas, each of which is highly regulated due to high level of perceived environmental risk. Liability under environmental laws and regulations could result in cancellation of or reduction in future oil and natural gas related activity. Future events, such as the discovery of currently unknown contamination or other matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation and more vigorous enforcement policies by regulatory agencies, may give rise to additional expenditures or liabilities for our operations or those of our customers, which could impair our operations and adversely affect our business and results of operations.

In addition, various current and likely future federal, state, local and foreign laws and regulations could regulate climate change and the emission of greenhouse gases, particularly carbon dioxide and methane. Future climate change regulation could reduce demand for the use of fossil fuels, which could adversely impact the operations of our customers. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.

Increased regulatory focus on worker safety and health, including pipeline safety, could subject us and our customers to significant liabilities and compliance expenditures.

Companies undertaking oil and natural gas extraction, processing and transmission infrastructure across the upstream, midstream and downstream end-markets are facing increasingly strict safety requirements as they manage and build infrastructure. As a result, our operations and those of our customers are subject to increasingly strict federal, state, local and foreign laws and regulations governing worker safety and employee health, including pipeline safety and exposure to hazardous materials. Future environmental and safety compliance could require the use of more specialized products and higher rates of maintenance, repair and replacement to ensure the integrity of our customers’ facilities. The Pipeline Inspection, Protection, Enforcement and Safety Act has established a regulatory framework that mandates comprehensive testing and replacement programs for transmission lines across the U.S. Pipeline safety is subject to state regulation as well as by the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation, which, among other things, regulates natural gas and hazardous liquid pipelines. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 bill that would further enhance federal regulation of pipeline safety passed Congress in December 2011. From time to time, administrative or judicial proceedings or investigations may be brought by private parties or government agencies, or stricter enforcement could arise, with respect to pipeline safety and employee health matters. Such proceedings or investigations, stricter enforcement or increased regulation of pipeline safety could result in fines or costs or a disruption of our operations and those of our customers, all of which could adversely affect our business and results of operations.

We could be subject to personal injury, property damage, product liability, warranty, environmental and other claims involving allegedly defective products that we distribute.

The products we distribute are often used in potentially hazardous applications that could result in death, personal injury, property damage, environmental damage, loss of production, punitive damages and consequential damages. Actual or claimed defects in the products we distribute may result in our being named as a defendant in lawsuits asserting potentially large claims despite our not having manufactured the products alleged to have been defective. We may offer warranty terms that exceed those of the supplier, or we and the supplier may be financially unable to cover the losses and damages caused by any defective products that it manufactured and we distributed. Finally, the third-party supplier may be in a jurisdiction where it is impossible or very difficult to enforce our rights to obtain contribution in the event of a claim against us.

We may not have adequate insurance for potential liabilities.

In the ordinary course of business, we may be subject to various product and non-product related claims, laws and administrative proceedings seeking damages or other remedies arising out of our commercial operations. We maintain insurance to cover our potential exposure for most claims and losses. However, our insurance coverage is subject to various exclusions, self-retentions and deductibles, may be inadequate or unavailable to protect us fully and may be canceled or otherwise terminated by the insurer. Furthermore, we face the following additional risks under our insurance coverage:

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

Even a partially uninsured claim of significant size, if successful, could materially and adversely affect our business, financial condition, results of operations and liquidity. However, even if we successfully defend ourselves against any such claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business and financial condition.

We are controlled by parties whose interests may not be aligned with the interest of our noteholders.

Funds managed by JCP currently control EM II LP and its general partner. Accordingly, by virtue of the ownership interests of these funds and the terms of the limited partnership agreement of EM II LP and the limited liability company agreement of its general partner, JCP has significant influence over our management, and the ability to elect the board of directors of the general partner of EM II LP and to determine the outcome of any other matter submitted for partner approval, including the power to determine the outcome of all business transactions, such as mergers, consolidations and the sale of all or substantially all of our assets. The interests of JCP may differ from the interests of our noteholders, and as such JCP may take actions that may not be in the interest of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of JCP might conflict with the interest of our noteholders. In addition, JCP may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to our noteholders. In addition, funds managed by JCP may invest in businesses that are related to or competitive with our business. For example, JCP’s investment in Bourland & Leverich Holdings LLC, or B&L, is related to, but not competitive with, our business. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC, thereunder, which we refer to as Section 404. This requires annual assessment by our management of the effectiveness of our internal controls over financial reporting. During the course of our assessment, we may identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are not able to implement the requirements of Section 404 with adequate compliance we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations.

We may incur asset impairment charges for goodwill and other indefinite lived intangible assets, which would result in lower reported net income (or higher net losses).

Under accounting principles generally accepted in the United States of America, or GAAP, we are required to evaluate our goodwill and other indefinite lived intangible assets for impairment at least annually, and additionally whenever a triggering event occurs that indicates the carrying value may not be recoverable.

There were no impairments recorded to our goodwill or indefinite lived intangible assets during the year ended December 31, 2011. During 2010, we performed an interim goodwill impairment analysis that indicated the book value of our goodwill for our Americas and UAE reporting units exceeded their estimated fair value. As a result, we recorded an impairment charge of $62.8 million, which is reflected in our statement of operations for the year ended December 31, 2010. Subsequent to this impairment charge, there was no goodwill balance remaining at our Americas and UAE reporting units and a total of $23.0 million of goodwill remains in our U.K. and Singapore reporting units. Also in 2010, in connection with the performance of the interim goodwill impairment analysis, our tradenames and trademarks were tested for impairment and no impairment was recorded as the fair value of the tradenames and trademarks exceeded their carrying value at the review date. At December 31, 2011, the book value of tradenames and trademarks on our consolidated balance sheet was $11.4 million.

In assessing the recoverability of our goodwill and other indefinite lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Any significant changes to any of these assumptions or factors could have a material impact on the results of our goodwill impairment analysis. If goodwill is determined to be impaired for any of our reporting units now or in the future, a non-cash charge would be required. Any such charge would result in lower reported net income (or higher net losses)

Risks related to our existing indebtedness

Our substantial indebtedness could prevent us and the guarantors from fulfilling our and their obligations under the EMC senior secured notes.

We have a substantial amount of indebtedness. As a result of our substantial indebtedness, a significant portion of our cash flow is required to pay interest on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowing availability, to enable us to repay our indebtedness, including the EMC senior secured notes, or to fund other liquidity needs. At December 31, 2011, we had approximately $500.7 million of indebtedness and the ability to borrow approximately $95.0 million under our revolving credit facility available to EMC and certain of our non-U.S. subsidiaries, or the EM revolving credit facility, (based on the value of our borrowing base on such date) and $4.5 million under the credit facility of our consolidated subsidiary, Edgen Murray FZE, or the EM FZE credit facility. Because borrowing availability under our EM revolving credit facility depends, in part, on inventory and accounts receivable values that fluctuate from time to time and is subject to discretionary reserves and revaluation adjustments imposed by the administrative agent and other limitations, our borrowing availability at December 31, 2011 or any other point in time may not reflect our borrowing availability at any subsequent point in time.

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

If our business, financial condition, results of operations and liquidity deteriorate, our creditors may restrict our ability to obtain future financing and our suppliers could require prepayment or cash on delivery rather than extend credit to us. If our creditors restrict advances, our ability to generate cash flows from operations sufficient to service our short and long term debt obligations will be further diminished. In addition, our ability to make payments on and refinance our debt and to fund our operations will depend on our ability to generate cash in the future.

To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our future cash flow may be insufficient to meet our obligations and commitments. If we generate insufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms, or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, an inability to service our indebtedness could lead to a default under the indenture governing the EMC senior secured notes and under the EM revolving credit facility and other agreements governing our other current or future indebtedness, which may result in an acceleration of our debt obligations.

For the years ended December 31, 2011 and 2010, our earnings were insufficient by $22.1 million and $121.7 million, respectively, to cover fixed charges. See “Exhibit 12.1 Computation of ratio of earnings to fixed charges.” We were able to cover this deficiency with cash on hand. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Debt.”

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. We expect that the EMC senior secured notes and our credit facilities will account for significant cash interest expense in 2012 and subsequent years. Accordingly, we will have to generate significant cash flow from operations solely to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, our equity sponsors have no obligation to provide us with debt or equity financing, and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

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

Because of our high level of outstanding indebtedness, additional financing may not be available on terms favorable to us, or at all. The terms of available financing may restrict our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could adversely affect our ability to compete.

Some of our indebtedness is subject to floating interest rates, which would result in our interest expense increasing if interest rates rise.

Indebtedness under our credit facilities and otherwise is and may be in the future subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing funds available for operations or other purposes. Accordingly, we may experience a negative impact on earnings and/or cash flows as a result of interest rate fluctuation. The actual impact would depend on the amount of floating rate debt outstanding, which fluctuates from time to time. At December 31, 2011, there were cash borrowings of $20.5 million outstanding under the EM revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

Notwithstanding our current indebtedness levels and restrictive covenants in the agreements governing our indebtedness, we may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. Although the agreements governing our existing debt, including the credit agreement for the EM revolving credit facility and the indenture governing the EMC senior secured notes, contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions which permit us to incur substantial debt. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the EMC senior secured notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to incur debt outside of the limitations specified in the indenture. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

Restrictive covenants in the agreements governing our current or future indebtedness could restrict our operating flexibility.

The indenture governing the EMC senior secured notes and other agreements governing our indebtedness contain affirmative and negative covenants that limit our ability and the ability of our subsidiaries to take certain actions. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. The credit agreement governing our EM revolving credit facility requires us, under certain circumstances, to maintain specified financial ratios including a fixed charge coverage ratio and satisfy other financial conditions. Our indenture and other agreements governing our existing indebtedness restrict, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur or guarantee additional debt and issue preferred stock;

•	pay dividends or make other distributions, or repurchase capital stock or subordinated debt;

•	make certain investments and loans;

•	create liens;

•	engage in sale and leaseback transactions;

•	make material changes in the nature or conduct of our business;

•	create restrictions on the payment of dividends and other amounts to us from our subsidiaries;

•	enter into agreements restricting the ability of a subsidiary to make or repay loans to, transfer property to, or guarantee indebtedness of, us or any of our subsidiaries;

•	merge or consolidate with or into other companies;

•	make capital expenditures;

•	transfer or sell assets; and

•	engage in transactions with affiliates.

The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. Furthermore, if we or certain of our subsidiaries experience a specified change of control, a default may occur under the indenture governing the EMC senior secured notes and other agreements governing our existing indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a cross-default under and acceleration of certain of our other outstanding indebtedness. Our ability to comply with the provisions of the indenture governing the EMC senior secured notes, the credit agreement governing our EM revolving credit facility and other debt agreements governing other indebtedness we may incur in the future can be affected by events beyond our control and may make it difficult or impossible for us to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

Credit availability under the EM revolving credit facility is subject to a borrowing base limitation that fluctuates from time to time and is subject to redetermination.

Our credit availability under the EM revolving credit facility could decline if the value of our borrowing base (which is calculated based on a percentage of eligible inventory and eligible trade accounts receivable, as defined in the credit agreement governing the EM revolving credit facility) declines, the applicable administrative agent imposes reserves in their discretion, our utilization under the EM revolving credit facility increases or for other reasons. The value of the EM revolving credit facility’s borrowing base could decline if the value of the respective eligible inventory or accounts receivable declines due to economic or market conditions, working capital practices or otherwise. In addition, the administrative agent under the EM revolving credit facility is entitled to conduct borrowing base field audits and inventory appraisals at least annually, which may result in a lower borrowing base valuation for the facility. If our credit availability is less than our utilization under the EM revolving credit facility, we would be required to repay borrowings and/or cash collateralize outstanding trade finance instruments sufficient to eliminate the deficit.

Furthermore, full credit availability could be limited by the requirement to maintain the fixed charge coverage ratio under certain circumstances at or above 1.25 to 1.00 under the EM revolving credit facility because any additional utilization would increase cash interest expense and, all else being equal, decrease our fixed charge coverage ratio. The fixed charge coverage ratio under the EM revolving credit facility could be applicable if the aggregate availability falls below certain thresholds. At December 31, 2011 the fixed charge coverage ratio under the EM revolving credit facility exceeded the required minimum fixed charge coverage ratio of 1.25 to 1.00. Although the EM revolving credit facility’s fixed charge coverage ratio covenant was not applicable because our aggregate availability was above the applicable threshold, there can be no assurance that our aggregate availability will not fall below one of the applicable thresholds in the future. Our failure to satisfy the minimum fixed charge coverage ratio under the EM revolving credit facility at a time when it is applicable would be an event of default, in which case the administrative agent or the requisite lenders may accelerate the maturity of the EM revolving credit facility and/or terminate the lending commitments thereunder and which could result in a default under and acceleration of certain of our other indebtedness. Our operations are funded, in part, from borrowings under the EM revolving credit facility and are supported with trade finance instruments issued from the EM revolving credit facility. If we are unable to continue utilizing the EM revolving credit facility and if we cannot obtain alternate credit sources or trade finance support at commercially reasonable rates, or if we are required to repay debt under the EM revolving credit facility or any other facility, we may not be able to continue our operations without substantial disruptions, or at all, buy or hold inventory, expand into new markets or take on new projects that require capital expenditures.

The rating assigned to the EMC senior secured notes may be lowered or withdrawn in the future, which may adversely affect the market price of the EMC senior secured notes, increase our borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating. The rating that has been assigned to the EMC senior secured notes addresses our ability to perform our obligations under the terms of these notes and credit risks in determining the likelihood that payments will be made when due under these notes. A rating is not a recommendation to buy, sell or hold securities and may be subject to revision, suspension, downgrade or withdrawal at any time. In addition, the credit ratings assigned to us and the EMC senior secured notes are limited in scope, do not address all material risks relating to an investment in the EMC senior secured notes and reflect only the view of each rating agency at the time the rating is issued. An explanation of the significance of such rating may be obtained from such rating agency. Credit rating agencies continually revise their ratings for companies that they follow. No assurances can be given that a rating will remain constant for any given period of time or that a rating will not be revised, suspended, downgraded or withdrawn entirely by the relevant rating agency if in its judgment circumstances in the future so warrant. We have no obligation to inform holders of the EMC senior secured notes of any such revision, suspension, downgrade or withdrawal. Each agency’s rating should be evaluated independently of any other agency’s rating. Actual or anticipated changes, including any revisions, suspensions, downgrades or withdrawal, with respect to our credit ratings, including any announcement that our ratings are under further review for a downgrade, may affect the market value of the EMC senior secured notes, increase our borrowing costs and reduce our access to capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain sales and stocking facilities in major oil and gas energy centers, near refining and petrochemical installations, shipyards and rig fabricators and in proximity to areas with heavy onshore and unconventional drilling activity. We believe that having sales teams on-call and relevant product in close proximity to our customers allows us to successfully support the project and MRO requirements of customers who often need materials quickly without significant forward planning.

We have a presence in major global markets in North America, Europe, the Middle East and APAC region. Our primary facilities in these regions include stocking operations, sales teams, supplier relations and full service support teams. From those regional hubs, we have developed satellite sales offices, representative offices, a joint venture and a network of stocking facilities.

SEGMENT	PRIMARY HUB	SATELLITES

Western Hemisphere	Houston, Texas Baton Rouge/Port Allen, Louisiana Edmonton, Alberta Rio de Janeiro, Brazil	20 sales and stocking facilities.

Eastern Hemisphere	Edinburgh, United Kingdom Dubai, United Arab Emirates Singapore	London, United Kingdom Darlington, United Kingdom Paris, France Jakarta, Indonesia Perth, Australia Shanghai, China Mumbai, India Gurgaon, India

Our primary hub facilities include a 70-acre pipe yard and distribution center in Port Allen, Louisiana; an 18-acre yard and warehouse and a sales and administrative office in Houston, Texas; a warehouse and sales office in Edmonton, Alberta; a sales office in Rio de Janeiro, Brazil; a 4.6 acre yard and 210,000 square foot warehouse and a sales and administrative office in Edinburgh, Scotland; a 167,000 square foot warehouse and sales office in Singapore; and a 3.1 acre yard and 40,000 square foot warehouse in Dubai, UAE. Our only significant owned facility is the pipe yard in Port Allen, Louisiana, which is subject to a lien securing the EMC senior secured notes. We believe that our facilities are adequate for our current and anticipated needs.

In addition to our owned and leased facilities, we also service customers through third-party owned distribution facilities operations that allow us to maintain inventory without the expense of long term lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we are party to various claims and legal proceedings related to our business. However, we do not believe that any of these claims or legal proceedings are material to the Company. It is not possible to predict the nature of the claims, the size of the claims, whether the claims are covered by our insurance, or the outcome of these claims and legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common partnership units are privately held and have no established public trading market. At February 1, 2012, there were 63 holders of record of our 209,493 outstanding common partnership units.

Dividend Policy

We have not declared or paid any cash dividends on our common partnership units during the three years ended December 31, 2011.

Our ability to declare and pay dividends is restricted by covenants in our EM revolving credit facility agreement and the indenture governing the EMC senior secured notes. Future declaration and payment of cash dividends and distributions, if any, on our common partnership units will be determined in light of factors deemed relevant by our general partner, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Debt.”

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents certain selected historical consolidated financial data and other data for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The information presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	00000000	00000000	00000000	00000000	00000000
	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Statement of operations:
Sales	$911,612	$627,713	$773,323	$1,265,615	$917,657
Gross profit (exclusive of depreciation and amortization)	134,504	90,906	100,728	267,675	168,935
Income (loss) from operations	38,384	(57,424)	9,899	154,293	78,055
Net income (loss)	(24,528)	(98,288)	(20,889)	73,227	2,915

Balance sheet data:
Cash and cash equivalents	$26,218	$62,478	$65,733	$41,708	$48,457
Working capital	230,519	216,684	262,745	309,569	296,190
Property, plant and equipment, net	45,510	49,287	43,342	42,703	43,530
Total assets	551,057	464,020	563,460	742,086	709,554
Long-term debt and capital leases	500,741	479,811	483,503	518,013	575,856
Total capital (deficit)	(155,053)	(131,262)	(29,779)	(36,539)	(68,486)

Other financial data:
EBITDA	$64,521	$(35,936)	$23,959	$175,950	$72,416
Adjusted EBITDA	62,577	26,661	70,564	183,494	109,751

	00000000	00000000	00000000	00000000	00000000
	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non-GAAP Adjusted EBITDA
NET INCOME (LOSS)	$(24,528)	$(98,288)	$(20,889)	$73,227	$2,915
Income tax expense (benefit)	4,088	(22,125)	(22,373)	35,124	(1,370)
Interest expense—net	63,870	64,208	47,085	45,040	48,301
Depreciation and amortization expense	21,091	20,269	20,136	22,559	22,570

EBITDA	$64,521	$(35,936)	$23,959	$175,950	$72,416

Strategic inventory liquidation sales (1)	—	—	12,656	—	—
Lower of cost or market adjustments to inventory (2)	—	—	22,469	4,456	—
Transaction costs (3)	905	—	3,339	—	6,164
Equity in earnings of unconsolidated affiliate (4)	(3,680)	(1,029)	—	—	—
Distributions received from unconsolidated affiliate (4)	835	—	—	—	—
Loss on prepayment of debt (5)	—	—	7,523	—	31,385
Impairment of goodwill (6)	—	62,805	—	—	—
Equity based compensation (7)	1,362	1,011	2,065	2,186	2,962
Other (income) expense (8)	(1,366)	(190)	(1,447)	902	(3,176)

ADJUSTED EBITDA	$62,577	$26,661	$70,564	$183,494	$109,751

(1)

The year ended December 31, 2009 includes a loss of $12.7 million due to strategic inventory liquidation (at prices below cost) of inventory primarily related to products for the North American midstream oil and natural gas market.

(2)

The years ended December 31, 2009 and 2008 include an inventory write-down of $22.5 million and $4.5 million, respectively, related to selling prices falling below our average cost of inventory in some of the markets we serve.

(3)

Transaction costs for the year ended December 31, 2011 include $0.9 million associated with the filing of a registration statement related to a proposed initial public offering by Edgen Group Inc. Because Edgen Group Inc. will become our new holding company if the registration statement is declared effective and if the offering is completed, we are incurring the registration costs on Edgen Group Inc.’s behalf. If the initial public offering is completed, we expect that Edgen Group Inc. will reimburse us for these costs. For the year ended December 31, 2009, transaction costs include $3.3 million of accumulated registration costs expensed during the period.

(4)	Represents adjustment for the equity in earnings and cash distributions received as a result of EMC’s 14.5% ownership in B&L.
(5)

Includes prepayment penalties of previously deferred debt issuance costs of $7.5 million expensed in 2009 related to the prepayment of our 2007 term loans and $31.4 million in 2007 related to the prepayment of our 2005 senior notes.

(6)	The year ended December 31, 2010 includes a goodwill impairment charge of $62.8 million as a result of the fair value of certain of our reporting units falling below the carrying value.
(7)	Includes non-cash compensation expense related to the issuance of equity based awards.
(8)	Other (income) expense primarily includes unrealized currency exchange gains and losses on cash balances denominated in foreign currencies and other miscellaneous items.

We use EBITDA and Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our operating segments, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We find these measures to be useful tools to assist us in evaluating financial performance because they eliminate items related to capital structure, taxes and certain non-cash charges. Our non-GAAP financial measures are not considered as alternatives to GAAP measures such as net income, operating income, net cash flows provided by operating activities or any other measure of financial performance calculated and presented in accordance with GAAP. Our non-GAAP financial measures may not be comparable to similarly-titled measures of other companies because they may not calculate such measures in the same manner as we do. We define EBITDA as net income or loss, plus interest expense, provision for income taxes, depreciation, amortization and accretion expense. We define Adjusted EBITDA as net income or loss minus equity earnings from unconsolidated affiliates, plus cash distributions received from unconsolidated affiliates, interest expense, provision for income taxes, depreciation, amortization and accretion expense, transaction costs, strategic inventory liquidation sales and inventory lower of cost or market adjustments, loss on prepayment of debt, impairment of goodwill, equity based compensation and other income and expense.

EBITDA and Adjusted EBITDA are commonly used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess: (1) our financial performance without regard to financing methods, capital structures or historical cost basis and other items that we do not believe are indicative of our core operating performance and (2) our ability to generate cash sufficient to pay interest and support our indebtedness. Since EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income or loss and because these measures may vary among other companies, the EBITDA and Adjusted EBITDA data presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures of other companies. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income (loss). The tables set forth above provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I of this Annual Report on Form 10-K as well as our consolidated financial statements and the related notes to financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements” and “Part I, Item 1A – Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these forward-looking statements.

Overview of Business

General

We are a leading global distributor of specialty products to the energy sector, including highly engineered steel pipe, valves, quenched and tempered and high yield heavy plate and related components. We primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas. We also serve power generation, civil construction and mining applications, which have a similar need for our technical expertise in specialized steel and specialty steel products.

Our service platform consists of a worldwide network of over 20 distribution facilities and over 25 sales offices operating in 14 countries on 5 continents. We source and distribute premium quality and highly engineered steel components from our global network of more than 800 suppliers. We serve a diversified customer base of over 1,800 customers who rely on our supplier relationships, technical expertise, stocking and logistical support for the timely provision of our products around the world.

We believe that we deliver value to our customers around the world by providing (1) access to a broad range of high quality products from multiple supplier sources; (2) coordination and quality control of logistics, staged delivery, fabrication and additional related services; (3) understanding of supplier pricing, capacity and deliveries; (4) ability to provide specialized offerings across multiple suppliers to create complete material packages; (5) on-hand inventory of specialty products to reduce our customers’ need to maintain large stocks of replacement product; and (6) capitalization necessary to manage multi-million dollar supply orders.

We manage our operations in two geographic markets and report our results under two reportable segments: Western Hemisphere and Eastern Hemisphere.

Principal Factors Affecting Our Business

Our sales are predominantly derived from the sale of specialty steel products which are primarily used by the energy sector for capital expenditures and MRO. As a result, our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, the willingness by our customers to make capital expenditures for the exploration and production, gathering and transmission, refining and processing of oil and natural gas. The level of customers’ expenditures generally depends on prevailing views of future supply and demand for oil, natural gas, refined products, electric power, petrochemicals and mined products. These views are influenced by numerous factors, including:

•	the level of U.S. and worldwide oil and natural gas production;

•	the level of U.S. and worldwide supplies of, and demand for, oil, natural gas and refined products;

•	the discovery rates of new oil and natural gas resources;

•	the expected cost of delivery of oil, natural gas and refined products;

•

the availability of attractive oil and natural gas fields for production, which may be affected by governmental action or environmental policy, which may restrict exploration and development prospects;

•	U.S. and worldwide refinery utilization rates;

•	the amount of capital available for development and maintenance of oil, gas and refined products infrastructure;

•	changes in the cost or availability of transportation infrastructure and pipeline capacity;

•	levels of oil and natural gas exploration activity;

•	national, governmental and other political requirements, including the ability of the Organization of the Petroleum Exporting Countries to set and maintain production levels and pricing;

•	the impact of political instability, terrorist activities, piracy or armed hostilities involving one or more oil and natural gas producing nations;

•	pricing and other actions taken by competitors that impact the market;

•	the failure by industry participants to implement planned capital projects successfully or to realize the benefits expected for those projects;

•	the cost of, and relative political momentum in respect of, developing alternative energy sources;

•

U.S. and non-U.S. governmental laws and regulations, especially anti-bribery law enforcement in underdeveloped nations, environmental and safety laws and regulations (including mandated changes in fuel consumption and specifications), trade laws, commodities and derivatives trading regulations and tax policies;

•	technological advances in the oil and natural gas industry;

•	natural disasters, including hurricanes, tsunamis, earthquakes and other weather-related events; and

•	the overall global economic environment.

Oil and natural gas prices and processing and refining margins have been volatile which may cause our customers to change their strategies and expenditure levels, which in turn may affect demand for our products. Further, we believe that demand for our products is also driven by the proliferation of new drilling and extraction technologies, including horizontal drilling and hydraulic fracturing and global deepwater offshore drilling, because these activities typically require more specialized and greater volumes of steel products. Additionally, companies undertaking oil and natural gas extraction, processing and transmission are facing increasingly stringent safety and environmental regulation. Future compliance with these regulations could require the use of more specialized infrastructure products and higher rates of maintenance, repair and replacement, which should further increase demand for our products and services, particularly MRO services.

In addition to demand factors, our results of operations are also affected by changes in the cost of the products we supply. Fluctuations in these costs are largely driven by changes in the cost and availability of raw materials used in steel-making, changes in the condition of the general economy, changes in product inventories held by our customers, our suppliers and other distributors, prevailing steel prices around the world, production levels and tariffs and other trade restrictions. Our ability to pass on any increases in the cost of steel to our customers will have a direct impact on our profit margins. Alternatively, if the price of steel decreases significantly or if demand for our products decreases because of increased customer, manufacturer and distributor inventory levels of specialty steel pipe, pipe components, high yield structural steel products and valves, we may be required to reduce the prices we charge for our products to remain competitive. Any reduction of our prices may affect our gross profit and cash flow. These effects may also require us to write-down the value of inventory on hand that we purchased prior to such steel price decreases. To meet our customers’ needs for an extensive product offering and short delivery times, we will need to continue to maintain adequate inventory levels. Our ability to obtain this inventory will depend, in part, on our relationships with suppliers.

A large part of our growth strategy is to continue expansion globally to capitalize on the increased investment in oil and natural gas exploration and production and related infrastructure around the world. As energy demand increases, particularly outside of North America, the oil and natural gas industry is making significant investments to meet this demand, as many of the international regions experiencing growth in exploration activity lack the pipeline, processing and treatment infrastructure that is necessary to transport oil and natural gas resources to end-markets.

In planning for our business, we continue to monitor the global economy, the availability of capital in the market for our customers, the demand for and prices of oil and natural gas, the active drilling rig count, the price and availability of steel and steel-making materials, lead times at our suppliers and the impact of these factors on the capital spending plans and operations of our customers. The effects of these items, as well as demand for our products, the actions of our competitors and suppliers, and other factors largely out of our control, will influence whether, and to what extent, we will be successful in improving our future gross profit and profit margins.

Revenue sources

We are a distributor of our suppliers’ manufactured products and earn revenue from the sale of specialty products to our customers. We do not manufacture any products. We often purchase these products in large quantities that are efficient for our suppliers to produce, and we subsequently resell these products in smaller quantities to meet our customers’ requirements. Additionally, we coordinate the sourcing of complex material requirements related to our customers’ large scale projects that often result in direct shipment of product from the supplier to our customers. Our sales to customers generally fall into the following two categories: (1) Project orders, which relate to our customers’ capital expenditures for various planned projects across the upstream, midstream and downstream end-markets of the energy sector, such as transmission infrastructure build-out and rig construction and refurbishment, as well as capital expenditures in the mining, civil and nuclear end markets; and (2) MRO orders, which typically relate to the replacement of existing products that have reached their service limit, or are being replaced due to regulatory requirements. The gross margin we earn varies depending on the type of products we sell, the location and application in which our products are sold and whether our products are part of a larger Project or MRO order. MRO orders are typically fulfilled from our existing inventory, have shorter lead times and carry our highest margins. Project orders generally have longer lead times, are more price sensitive, are often shipped direct and carry lower margins compared to MRO orders. Generally, we earn higher margins on products associated with offshore exploration and production projects, midstream transmission pipeline projects and downstream refinery projects. Our gross margins tend to be lower for smaller onshore oil and natural gas gathering pipeline projects.

We generate substantially all of our sales from the sale of our products to third parties. We also generate a negligible component of our sales from a range of cutting and finishing services that we coordinate for our customers upon request. Generally, our fees for these services, as well as freight costs, are incorporated into our sales price. Our margins are generally reduced by sales discounts and incentives provided to our customers.

Typically, we sell our products to customers on a purchase order basis. Payments from our customers within North America are generally due within 30 days of the invoice date, while our customers outside of North America may have slightly longer payment terms. There is usually a time lag between the receipt of a purchase order and delivery of our products, particularly for Project orders. While a certain portion of our MRO orders may ship immediately after receipt of a purchase order based on the availability of the product in our inventory, the remaining MRO business and the majority of our Project business is recorded in sales backlog until the product is delivered and title has transferred to the customer. In some cases, we enter into master services agreements with our customers. These master services agreements typically specify payment terms, establish standards of performance, and allocate certain operational risks through indemnity and related provisions. These master services agreements do not create an obligation on the part of our customers to purchase products from us and are generally supplemented by purchase orders that specify pricing, volume and other order-specific terms.

Pricing

Pricing for our products could significantly impact our results of operations. Generally, as pricing increases, so do our sales. Our pricing usually increases when demand for our products, the cost of our materials or freight and shipping expense increase. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit. Because changes in pricing do not necessarily lower our expense structure, the impact on our results of operations from changes in pricing may be greater than the effect of volume changes.

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization); selling, general and administrative expense, net of service fee income; depreciation and amortization expense; and interest expense. Our most significant expense is cost of sales which consists primarily of the cost of our products at weighted average cost, plus inbound and outbound freight expense, outside processing expenses, physical inventory adjustments and inventory obsolescence charges, less earned incentives from suppliers.

Our cost of sales is influenced significantly by the prices we pay our suppliers to procure or manufacture the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with suppliers, earned incentives from our suppliers, freight and shipping costs and tariffs and other trade restrictions. Generally, we are able to pass on cost increases to our customers. However, during certain periods when we, our suppliers, our customers or our competitors have excess inventories, discounting occurs, and we are unable to realize full value for our stocked inventory products. Our cost of sales is reduced by supplier discounts and purchase incentives. Payment for our products is typically due to our suppliers within 30 to 60 days of delivery.

Selling, general and administrative expense includes employee compensation (including discretionary compensation awards) and benefit costs, as well as travel expenses, information technology infrastructure and communications costs, office rent and supplies, professional services and other general expenses. Selling, general and administrative expense also includes compensation and benefit costs for yard and warehouse personnel, supplies, equipment maintenance and rental and contract storage and distribution expenses. Selling, general and administrative expense are presented net of service fee income from B&L, an unconsolidated affiliate, for support services we have provided related to information technology, legal, treasury, tax, financial reporting and other administrative expenses.

Depreciation and amortization expense consists of amortization of acquired intangible assets, including customer relationships and sales backlog, and the depreciation of property, plant and equipment including leasehold improvements and capital leases.

Interest expense, net, includes interest on the EMC senior secured notes, amortization of deferred financing costs and original issue discount, interest associated with a capital lease in the U.K. and interest expense related to borrowings, if any, and fees associated with the utilization of the EM revolving credit facility for letters of credit and bank guarantees issued in support of our normal business operations.

Effects of currency fluctuations

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency fluctuations can create volatility in our consolidated financial position, results of operations or cash flows. We enter into hedging transactions to manage the risk associated with foreign currency. Our derivative policy requires that only known firm commitments are hedged and that no trading in financial instruments is undertaken for speculative purposes. To the extent that we are unable to match sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could impact our consolidated financial position, results of operations and/or cash flows.

For the year ended December 31, 2011, approximately 38% of our sales originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling, euro and U.S. dollar. As a result, a material change in the value of these currencies could significantly impact our consolidated financial position, results of operations or cash flows. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month, and the statement of operations amounts are translated at an average exchange rate for each month in the period.

Outlook

We believe that global energy consumption will continue to increase in the long term and that additional oil and natural gas production will be required to meet this demand. We believe this increased energy consumption will result in increased exploration and production activities such as onshore and offshore drilling and production facilitated in part by the proliferation of new drilling and extraction technologies. This increased exploration and production activity should, in turn, lead to an increased need for new or improved infrastructure for the transmission, processing and storage of oil and natural gas in the midstream end-market as well as additional capital expenditures associated with the build out and maintenance of global refining facilities and systems to deliver consumable energy products to the end-markets.

The planned capital spending of our customers is a primary indicator of our business. We believe that forecasted increases in global energy demand, driven by the continued development and industrialization of non-Organization for Economic Co-operation and Development, or OECD, countries, such as China, India and Brazil, will result in increased investment in energy infrastructure by our customers. We expect this investment to increase demand for the specialty products that we supply.

We believe that continued high global oil prices and high natural gas prices that exist in certain global locations, as well as the arbitrage that exists between these areas and those areas of lower prices, will contribute to further energy-related investments by our customers.

Results of Operations

Overview

Our business is highly dependent on the conditions in the energy industry and, in particular, the willingness by our customers to make capital expenditures related to oil and natural gas infrastructure. Our business was challenged in 2009 and throughout most of 2010 as oil prices dropped significantly from 2008 levels and credit availability for many of our customers was unpredictable. These factors caused both our Project and MRO sales to decrease as our customers reduced and/or deferred their spending for major projects and curtailed their maintenance and repair expenditures. Our profit margins were also negatively affected as the overall reduction in global demand for energy depressed steel prices which lead our competitors to significantly decrease their prices to reduce inventories and to seek to obtain any business opportunities that were available.

These operating conditions started to reverse in the latter half of 2010 as financing became more readily available and oil prices started to rise. In spite of the current political and economic uncertainties within the global marketplace, these trends and the recovery have continued through 2011. Capital spending in the energy markets has steadily improved relative to 2010 and 2009 and, after dropping below $40 per barrel in 2009, oil prices have now climbed towards their 2008 record levels. Additionally, while natural gas prices have remained depressed in the U.S., the demand for natural gas liquids remains strong. We believe these factors have encouraged both international and domestic spending on oil and natural gas opportunities and the related infrastructure, which has in turn increased the demand for our products. As the economy has recovered, we have experienced sales increases in 2011 in all market segments of our business and across all of our product lines. Additionally, despite competitive pricing in our industry, we were able to maintain our margins through increases in our MRO sales, as well as increases in our upstream market segment, both of which typically carry a higher margin than our larger Project sales.

During 2011, we noted a product demand and sales mix shift from our larger diameter products associated with midstream energy infrastructure projects to smaller diameter carbon pipe, valve and fitting products associated with midstream gathering lines. We have also noted a similar sales mix shift toward our quenched and tempered high yield heavy plate used in the construction of upstream offshore high performance multi-purpose jack-up rigs. We believe these sales mix shifts have, to a large extent, been driven by an increase in drilling and production activity related to unconventional resource developments in North America, particularly the gathering and storage systems associated with the development of onshore and offshore oil and natural gas resources, and an increase in international deepwater offshore drilling associated with oil and natural gas exploration and production.

As a result of the above factors, we experienced sales growth in each sequential quarter of 2011 and our total sales and gross profit in 2011 increased compared to 2010. As our business has recovered, we have continued to record higher sales order bookings and our sales backlog has increased as shown below:

	December 31,	December 31,	December 31,
(in millions)	2011	2010	2009
Sales backlog (end of period)	$353	$210	$144

Sales backlog at December 31, 2011 is comprised primarily of sales orders related to (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) offshore exploration and production; and (3) natural gas gathering and storage systems. Sales backlog also includes orders related to offshore renewable energy projects, refinery upgrades and turnarounds and civil infrastructure projects.

Our sales backlog represents management’s estimate of potential future revenues that may result from contracts/orders currently awarded to us by our customers. Sales backlog is determined by the amount of unshipped third-party customer purchase orders and may be revised upward or downward, or cancelled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as revenue, or that we will earn a profit on any of our sales backlog. Realization of revenue from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from period to period.

The oil and natural gas industry continues to comprise the majority of our business. During the years ended December 31, 2011, 2010 and 2009, we derived the following percentage of our sales from customers in the oil and natural gas industry:

	Year ended December 31,
	2011	2010	2009
Percentage of sales derived from the oil & gas industry	89%	82%	77%

Our ten largest customers and ten largest suppliers represented the following percentages of our sales and product purchases for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Top 10 customers as a percentage of sales	33%	28%	26%
Top 10 suppliers as a percentage of product purchases	52%	39%	38%

No one customer accounted for more than 10% of our sales in any of the periods presented. During the year ended December 31, 2011 our largest supplier accounted for approximately 11% of our product purchases. No one supplier accounted for more than 10% of our product purchases during the years ended December 31, 2010 and 2009.

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following table compares sales and income (loss) from operations for the years ended December 31, 2011 and 2010. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful.

	Year ended December 31,
(millions, except percentages)	2011	2010	$ Change	% Change
Sales
Western Hempishere	$600.2	$397.9	$202.3	51%
Eastern Hemisphere	335.6	233.7	101.9	44%
Eliminations	(24.2)	(3.9)	(20.3)

Total	$911.6	$627.7	$283.9	45%

Income (loss) from operations
Western Hempishere	$18.5	$(56.9)	$75.4	NM
Eastern Hemisphere	33.6	22.0	11.6	53%
General Company	(13.7)	(22.5)	8.8	39%

Total	$38.4	$(57.4)	$95.8	NM

Sales

Consolidated. Sales increased to $911.6 million for the year ended December 31, 2011, compared to $627.7 million for the year ended December 31, 2010. The $283.9 million, or 45%, increase was driven by sales increases across all of our market segments, most notably the upstream and downstream energy markets as a result of increased Project and MRO spending by our customers which we believe is due to higher oil prices and the increased availability of financing. Volume, product sales mix and sales price each had a favorable impact on our sales during the year ended December 31, 2011 compared to 2010.

Western Hemisphere. For the year ended December 31, 2011, sales from the Western Hemisphere increased $202.3 million, or 51%, to $600.2 million compared to $397.9 million for the year ended December 31, 2010 and were driven by both higher sales volumes and prices, as well as a more favorable product sales mix towards higher priced products associated with offshore oil and natural gas exploration and production.

Eastern Hemisphere. Sales from the Eastern Hemisphere increased $101.9 million, or 44%, to $335.6 million for the year ended December 31, 2011 compared to $233.7 million for the prior year period. Sales throughout 2011 benefitted from increased sales volumes and an improved product sales mix due to activity around offshore oil and natural gas exploration and production in the North Sea and the African and Australian coasts, as well as increased sales prices.

Income (loss) from operations

Consolidated. For the year ended December 31, 2011, consolidated income from operations was $38.4 million, an increase of $95.8 million compared to a loss from operations of $57.4 million for the year ended December 31, 2010. Included in the $57.4 million loss from operations for the year ended December 31, 2010 was a $62.8 million pre-tax goodwill impairment charge. Excluding the impact of this goodwill impairment charge, the increase is primarily the result of increased sales volumes and a shift in product sales mix resulting in a larger percentage of our sales coming from higher margin products associated with offshore exploration and production activities and civil infrastructure projects. Selling, general and administrative expense, net of service fee income, was higher by $9.8 million when compared to the year ended December 31, 2010. Excluding service fee income of $2.0 million and $0.7 million recognized in the years ended December 31, 2011 and 2010, respectively, and the effects of realized and unrealized losses on foreign currency transactions, selling, general and administrative expenses increased by $11.5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was mainly due to increased staffing and other expenses to support our sales growth and international office expansions, compensation adjustments, higher employee related variable expenses, a reserve for an uncollectible receivable associated with an outstanding customer warranty claim and professional service fees and expenses incurred in connection with the preparation by Edgen Group Inc. of a registration statement filing with the SEC. Selling, general and administrative expenses, net of service fee income, and excluding the effects of realized and unrealized gains and losses on foreign currency transactions, as a percentage of sales were 8% and 10% for the years ended December 31, 2011 and 2010, respectively.

Western Hemisphere. For the year ended December 31, 2011, income from operations for the Western Hemisphere was $18.5 million compared to a loss from operations of $56.9 million for the year ended December 31, 2010, representing an increase of $75.4 million. The loss from operations in the prior year period includes a pre-tax goodwill impairment charge of $55.8 million. Excluding the goodwill impairment charge, the increase in income from operations between periods was driven by gross profit from increased sales volumes, higher prices on certain products and a more favorable product sales mix to higher margin products associated with offshore oil and natural gas exploration and production and civil infrastructure projects. This increase was partially offset by higher selling, general and administrative expenses in the current year due primarily to increases in staffing and other expenses to support our sales growth, compensation adjustments, higher employee related variable expenses and a reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

Eastern Hemisphere. For the year ended December 31, 2011, income from operations for the Eastern Hemisphere increased $11.6 million to $33.6 million compared to $22.0 million for the year ended December 31, 2010. The 53% increase in income from operations was driven primarily by gross profit from increased sales volumes associated with certain large offshore upstream projects and an increase in MRO activity. Excluding realized and unrealized losses from foreign currency transactions, selling, general and administrative expenses increased $6.0 million when compared to the year ended December 31, 2010 as a result of increases in staffing and other expenses to support our sales growth and the expansion of our international offices.

General Company. For the year ended December 31, 2011, loss from operations for General Company decreased $8.8 million, or 39%, to $13.7 million compared to a loss from operations of $22.5 million for the year ended December 31, 2010. General Company expenses primarily consist of corporate overhead expenses and amortization expense related to acquired and identified intangible assets from the Eastern Hemisphere, partially offset by service fee income. For the year ended December 31, 2010, General Company expenses include a $7.0 million goodwill impairment charge related to reporting units in the Eastern Hemisphere segment. Goodwill and other intangibles are allocated to the individual reporting units in the Eastern Hemisphere for impairment testing purposes based on their relative fair values at their acquisition date. Excluding the effects of the prior period goodwill impairment charge for the year ended December 31, 2010 and the service fee income, the loss from operations for General Company remained relatively flat in 2011 compared to the year ended December 31, 2010.

Other income (expense)

The following table displays our equity in earnings of unconsolidated affiliate, interest expense, net, and income tax expense (benefit) for the years ended December 31, 2011 and 2010.

	Year ended December 31,
(millions, except percentages)	2011	2010	$ Change	% Change
Equity in earnings of unconsolidated affiliate	$3.7	$1.0	$2.7	NM
Interest expense-net	(63.9)	(64.2)	0.3	(1%)
Income tax expense (benefit)	4.1	(22.1)	26.2	NM

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate of $3.7 million and $1.0 million for the year ended December 31, 2011 and for the period August 19, 2010 through December 31, 2010, respectively, reflects income from our 14.5% ownership interest in B&L. Our investment in B&L was made on August 19, 2010.

Interest expense-net

Interest expense-net for the years ended December 31, 2011 and 2010 was $63.9 million and $64.2 million, respectively. Interest expense-net, includes interest on the EMC senior secured notes, amortization of deferred financing costs and original issue discount, interest associated with a capital lease in the U.K. and interest expense related to borrowings, if any, and fees associated with the utilization of the EM revolving credit facility for trade finance instruments issued in support of our normal business operations. The slight decrease in interest expense-net for year ended December 31, 2011 when compared to the prior year comparable period is primarily due to reduced amortization of deferred financing costs.

Income tax expense (benefit)

Income tax expense was $4.1 million at an effective tax rate of 20% for the year ended December 31, 2011 compared to an income tax benefit of $22.1 million at an effective tax rate of 18% for the year ended December 31, 2010. The income tax benefit for the year ended December 31, 2010 is due to our ability to carry back certain net operating losses, or NOLs, in the Western Hemisphere. We have recorded a deferred tax asset for our remaining NOLs in the Western Hemisphere at December 31, 2011, but are unable to recognize any tax benefit, as the deferred tax assets are offset by a valuation allowance.

At December 31, 2011, a valuation allowance of $24.3 million was recorded against deferred tax assets and net operating loss carryforwards associated with our U.S. operations, an increase of $12.8 million from the valuation allowance of $11.5 million at December 31, 2010. Our estimated future U.S. taxable income may limit our ability to recover the net deferred tax assets and also limit our ability to utilize the NOLs during the respective carryforward periods. Additionally, statutory restrictions limit the ability to recover NOLs via a carryback claim. The NOLs are scheduled to expire beginning in 2024 through 2031.

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following table compares sales and income (loss) from operations for the years ended December 31, 2010 and 2009. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year ended December 31,
(millions, except percentages)	2010	2009	$ Change	% Change
Sales
Western Hempishere	$397.9	$508.0	$(110.1)	(22%)
Eastern Hemisphere	233.7	285.1	(51.4)	(18%)
Eliminations	(3.9)	(19.8)	15.9

Total	$627.7	$773.3	$(145.6)	(19%)

Income (loss) from operations
Western Hempishere	$(56.9)	$2.9	$(59.8)	NM
Eastern Hemisphere	22.0	25.5	(3.5)	(14%)
General Company	(22.5)	(18.5)	(4.0)	22%

Total	$(57.4)	$9.9	$(67.3)	NM

Sales

Consolidated. For the year ended December 31, 2010, our consolidated sales decreased $145.6 million, or 19%, to $627.7 million compared to $773.3 million for the year ended December 31, 2009. The decrease in sales reflects the effects of the global economic downturn and the associated spending cuts by our customers in all segments of the energy industry, which impacted our results during the latter half of 2009 and throughout 2010. We believe that our customers focused on preserving cash during an uncertain economic recovery, which negatively affected both new project expenditures and routine MRO expenditures. Lower demand also negatively affected selling prices which also decreased overall sales. Sales for the year ended December 31, 2009 also reflect a strong order backlog at December 31, 2008 of approximately $328.0 million which drove sales volumes, higher gross profits and gross margins into the first half of 2009.

Western Hemisphere. For the year ended December 31, 2010, sales in our Western Hemisphere segment decreased $110.1 million, or 22%, to $397.9 million compared to $508.0 million for the year ended December 31, 2009. The decrease in Western Hemisphere sales was primarily the result of lower demand from our customers in the downstream market and from the absence of large natural gas transportation projects in the midstream market. Additionally, our sales mix shifted from higher gross margin products, including alloy pipe and components and large diameter high yield carbon pipe products associated with midstream energy infrastructure projects, to smaller diameter carbon pipe, valve and fitting products which generally have lower selling prices and margins.

Eastern Hemisphere. For the year ended December 31, 2010, sales in our Eastern Hemisphere segment decreased $51.4 million, or 18%, to $233.7 million compared to $285.1 million for the year ended December 31, 2009. This decrease is primarily the result of a decline in offshore oil and natural gas structure construction in the markets served by our Singapore office. We also experienced a significant drop in selling prices across the Eastern Hemisphere segment as excess market inventories and short mill lead times created a competitive pricing environment.

Income (loss) from operations

Consolidated. For the year ended December 31, 2010, our consolidated income (loss) from operations decreased $67.3 million to an operating loss of $57.4 million compared to operating income of $9.9 million for the year ended December 31, 2009. The decrease was primarily the result of a goodwill impairment charge of $62.8 million, and to a lesser extent, lower gross profit resulting from reduced sales volumes and lower sales prices as described above. Gross margins for the year ended December 31, 2009 were adversely impacted by a sharp decline in product prices which resulted in significant inventory valuation write-downs during the period of $22.5 million. Selling, general and administrative expenses for the year ended December 31, 2009 included the write off of $3.3 million of expenses related to a financing that was not consummated. No similar charge occurred for the year ended December 31, 2010.

Western Hemisphere. For the year ended December 31, 2010, income (loss) from operations for our Western Hemisphere segment decreased $59.8 million to an operating loss of $56.9 million compared to operating income of $2.9 million for the year ended December 31, 2009. This decrease in operating income in 2010 was primarily the result of a goodwill impairment charge of $55.8 million, and to a lesser extent, lower gross profit resulting from lower sales volume and prices.

Eastern Hemisphere. For the year ended December 31, 2010, income from operations for our Eastern Hemisphere segment decreased $3.5 million, or 14%, to $22.0 million compared to $25.5 million for the year ended December 31, 2009. The decrease was primarily the result of lower selling prices across all Eastern Hemisphere markets. In addition, income from operations for the year ended December 31, 2009 included significant inventory valuation write-downs resulting from a sharp decline in inventory prices in the Middle East. In 2010, market conditions in the Middle East improved significantly and no inventory valuation write-down was required.

General Company. General Company expenses normally consist of amortization expenses related to acquired and identified intangible assets and corporate overhead expenses. For the year ended December 31, 2010, operating loss for General Company increased $4.0 million, or 22%, to $22.5 million compared to $18.5 million for the year ended December 31, 2009. For the year ended December 31, 2010, General Company expenses include a $7.0 million goodwill impairment charge related to the Eastern Hemisphere UAE reporting unit. Goodwill and other intangibles are allocated to the Eastern Hemisphere reporting units for goodwill impairment testing purposes based on their relative fair values at acquisition date. For the year ended December 31, 2009, General Company expenses include the write off of $3.3 million of expenses related to a financing that was not consummated. Excluding these charges and the $7.0 million goodwill impairment charge, General Company expenses remained relatively consistent between periods.

Other income (expense)

The following table displays our equity in earnings of unconsolidated affiliate, interest expense-net, loss on prepayment of debt and income tax benefit for the years ended December 31, 2010 and 2009.

	Year ended December 31,
(millions, except percentages)	2010	2009	$ Change	% Change
Equity in earnings of unconsolidated affiliate	$1.0	$—	$1.0	NM
Interest expense-net	(64.2)	(47.1)	(17.1)	36%
Loss on prepayment of debt	—	(7.5)	7.5	NM
Income tax benefit	22.1	22.4	(0.3)	(1%)

Equity in earnings of unconsolidated affiliate

On August 19, 2010, EM II LP’s subsidiary, EMC, invested $10.0 million in exchange for 14.5% of the common equity in B&L. The B&L investment is accounted for under the equity method of accounting. Income from the B&L investment for the period August 19, 2010 through December 31, 2010 was $1.0 million.

Interest expense— net

Interest expense—net, for the year ended December 31, 2010 increased $17.1 million, or 36%, to $64.2 million compared to $47.1 million for the year ended December 31, 2009. The overall increase in interest expense—net, for the year ended December 31, 2010 was primarily the result of higher period interest rates on the $465.0 million EMC senior secured notes issued on December 23, 2009 compared to interest rates on the $500.0 million term loans outstanding during most of the year ended December 31, 2009.

Loss on prepayment of debt

Loss on prepayment of debt of $7.5 million for the year ended December 31, 2009 was the result of the write-off of deferred financing costs as a result of the repayment of our first and second lien term loans on December 23, 2009 using the proceeds from the issuance of the EMC senior secured notes.

Income tax expense (benefit)

Income tax benefit was $22.1 million for the year ended December 31, 2010, compared to income tax benefit of $22.4 million for the year ended December 31, 2009. The income tax benefit for the year ended December 31, 2010 was due to our ability to carry back certain NOLs in the Western Hemisphere. In addition, for the year ended December 31, 2010, the estimated annual effective tax rate and income tax benefit reflect the impact of a goodwill impairment charge of $62.8 million for which $29.9 million was related to non-deductible goodwill and $9.0 million related to recording a valuation allowance against certain deferred tax assets.

Liquidity and capital resources

At December 31, 2011, we had $26.2 million of unrestricted cash on hand and $99.5 million of available credit under the EM revolving credit facility and the credit facility of our consolidated subsidiary, Edgen Murray FZE, or EM FZE. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We have historically financed our operations through cash flows generated from operations and from borrowings under our credit facilities, while our primary source of acquisition funds has historically been the issuance of debt securities and preferred and common equity. Our debt service requirements have historically been funded by operating cash flows and/or refinancing arrangements.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash flows are primarily dependent on sales of our products to our customers at profit margins sufficient to cover fixed and variable expenses as well as our ability to successfully collect receivables from our customers on a timely basis. Additionally, provisions of our EM revolving credit facility and the indenture governing the EMC senior secured notes, as well as the laws of the jurisdictions in which our companies are organized, restrict our ability to pay dividends or make certain other restricted payments.

We believe that we will continue to have adequate liquidity and capital resources to fund future recurring operating and investing activities and to service our indebtedness. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional debt or equity capital. We cannot provide assurance that any of these actions could be effected on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain provisions prohibiting us from adopting any of these alternatives. Our failure to comply with these provisions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Debt

At December 31, 2011, our total indebtedness, including capital leases, was $500.7 million. Included within our total indebtedness is the following:

EMC senior secured notes. On December 23, 2009, EMC issued $465.0 million aggregate principal amount of 12.25% senior secured notes with an original issue discount of $4.4 million. Approximately $57.0 million of annual interest accrues on the EMC senior secured notes at a rate of 12.25% and is payable in arrears on each January 15 and July 15, commencing on July 15, 2010.

We may redeem some, or all, of the EMC senior secured notes at any time prior to January 15, 2013 at a redemption price equal to 100% of the principal plus an applicable premium and accrued and unpaid interest at the redemption date. The applicable premium, with respect to any senior secured note on the redemption date, is calculated as the greater of:

(1)	1.0% of the principal amount of the note; or

(2)	the excess of:

(a)	the present value at the redemption date of (i) the redemption price of the note at January 15, 2013 (such price as set forth in the table below) plus (ii) all required interest payments due on the note through January 15, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate at such redemption date plus 50 basis points; over

(b)	the principal amount of the note.

On or after January 15, 2013, we have the option to redeem some, or all, of the EMC senior secured notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

On or after:	Percentage
January 15, 2013	106.125%
January 15, 2014 and thereafter	100.000%

In addition, at any time prior to January 15, 2013, we may redeem up to 35% of the aggregate original principal amount of the notes issued under the indenture at a price equal to 112.25% of the principal amount, plus accrued and unpaid interest, to the date of redemption with the net cash proceeds of certain equity offerings. The terms of the EMC senior secured notes also contain certain change in control and sale of asset provisions under which the holders of the EMC senior secured notes have the right to require us to repurchase all or any part of the notes at an offer price in cash equal to 101% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, to the date of the repurchase.

The indenture governing the EMC senior secured notes contains various covenants that limit our discretion in the operation of our business. Among other things, it limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on our ability to pay dividends or make certain other restricted payments and our ability or the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets. The EMC senior secured notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At December 31, 2011, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC senior secured notes. The EMC senior secured notes and related guarantees are secured by:

•

first-priority liens and security interests, subject to permitted liens, in EMC’s and the guarantors’ principal U.S. assets (other than the working capital assets which collateralize the EM revolving credit facility), including material real property, fixtures and equipment, certain intellectual property and certain capital stock of EM II LP’s direct restricted subsidiaries now owned or hereafter acquired; and

•

second-priority liens and security interests, subject to permitted liens (including first-priority liens securing the EM revolving credit facility), in substantially all of EMC’s and the guarantors’ cash and cash equivalents, deposit and securities accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds there from, in each case now owned or acquired in the future.

Under an intercreditor agreement, the security interest in certain assets consisting of cash and cash equivalents, inventory, accounts receivable and deposit and securities accounts is subordinated to a lien thereon that secures the EM revolving credit facility. As a result of such lien subordination, the EMC senior secured notes are effectively subordinated to the EM revolving credit facility to the extent of the value of such assets.

EM revolving credit facility. On September 2, 2011, we entered into a sixth amendment to the EM revolving credit facility among JPMorgan Chase Bank, N.A. and other financial institutions party thereto, EMC, Edgen Murray Europe Limited, or EM Europe, Edgen Murray Canada Inc., or EM Canada, and Edgen Murray Pte. Ltd., or EM Pte, collectively, the Borrowers. The sixth amendment extended the maturity date of the EM revolving credit facility from May 11, 2012 to May 11, 2014 and increased the aggregate amount available under the EM revolving credit facility from $175.0 million to $195.0 million (subject to an increase by the Company of up to $25.0 million for a total of $220.0 million), of which:

•	EMC may utilize up to $180.0 million ($25.0 million of which can only be used for trade finance instruments) less any amounts utilized under the sublimits of EM Canada and EM Europe;

•	EM Europe may utilize up to $60.0 million;

•	EM Canada may utilize up to $10.0 million; and

•	EM Pte may utilize up to $15.0 million.

Actual credit availability under the EM revolving credit facility for each Borrower fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments and sublimits as defined by the EM revolving credit facility agreement and imposed by the administrative agent. The Borrowers may utilize the EM revolving credit facility for borrowings as well as for the issuance of various trade finance instruments, such as letters of credit and bank guarantees, and other permitted indebtedness. The EM revolving credit facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada, EM Europe, EM Pte and each of the guarantors. Additionally, the common shares of EM Pte and EM FZE secure the portion of the EM revolving credit facility utilized by EM Europe. The EM revolving credit facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EMGH, PAL, EM Europe, EM Canada and EM Pte.

At December 31, 2011, cash borrowings of $20.5 million were outstanding under the EM revolving credit facility. Trade finance instruments under the EM revolving credit facility at December 31, 2011 totaled $42.3 million and reserves totaled $3.7 million. During the year ended December 31, 2011, our maximum utilization under the EM revolving credit facility was $87.6 million and our weighted average interest rate incurred for cash borrowings under this facility was 4.36%. Borrowings under the EM revolving credit facility incur interest rates and various base rates including Alternate Base Rate, Adjusted LIBOR, Banker’s Acceptance Rate, U.K. Base Rate, Canadian Prime Rate or Singapore Base Rate, plus, in each case, a percentage spread that varies from 0.5% to 3.0% based on the type of borrowing and our average credit availability. At December 31, 2011, credit availability under the EM revolving credit facility was as follows (based on the value of the Company’s borrowing base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$118.4		$1.7	$26.4	$15.0	$161.5
Less utilization and reserves	(53.1	)(a)	(0.1)	(8.4)	(4.9)	(66.5)

Net availability	$65.3		$1.6	$18.0	$10.1	$95.0

(a)	Includes a letter of credit in the amount of $5.0 million which supports the local credit facility of EM FZE.

The EM revolving credit facility contains a minimum fixed charge coverage ratio covenant of not less than 1.25 to 1.00 that applies if our aggregate availability is reduced below $27.0 million, or the sum of EMC and EM Canada availability is less than $16.5 million until the date that both aggregate availability is greater than $32.0 million and the sum of EMC and EM Canada availability is greater than $21.5 million for a consecutive ninety day period, and no default or event of default exists or has existed during the period. The EM revolving credit facility fixed charge coverage ratio is a ratio of our earnings before interest, depreciation and amortization and income taxes, subject to certain adjustments and minus capital expenditures and cash taxes, to the sum of our cash interest expense, scheduled principal payments, cash management fees, dividends and distributions and cash earnout or similar payments, all as more specifically defined in the EM revolving credit facility. It is calculated at the end of each of our fiscal quarters for the period of the previous four fiscal quarters. For the year ended December 31, 2011 the EM revolving credit facility fixed charge coverage ratio exceeded 1.25 to 1.00. Although the EM revolving credit facility fixed charge coverage ratio covenant was not applicable because our aggregate availability was above the applicable thresholds, there can be no assurance that our aggregate availability will not fall below one of the applicable thresholds in the future. Our credit availability could decline if the value of our borrowing base declines, the administrative agent under the EM revolving credit facility imposes reserves in its discretion, our borrowings under the EM revolving credit facility increase or for other reasons. In addition, the agents under the EM revolving credit facility are entitled to conduct borrowing base field audits and inventory appraisals at least annually, which may result in a lower borrowing base valuation. Our failure to comply with the EM revolving credit facility minimum fixed charge coverage ratio at a time when it is applicable would be an event of default under the EM revolving credit facility, which could result in a default under and acceleration of our other indebtedness.

We believe that the inclusion of this fixed charge coverage ratio calculation in this discussion provides useful information to investors about our compliance with the minimum fixed charge coverage ratio covenant in our EM revolving credit facility. The EM revolving credit facility fixed charge coverage ratio is not intended to represent a ratio of our fixed charges to cash provided by operating activities as defined by generally accepted accounting principles and should not be used as an alternative to cash flow as a measure of liquidity. Because not all companies use identical calculations, this fixed charge coverage ratio presentation may not be comparable to other similarly titled measures of other companies.

The EM revolving credit facility also provides for limitations on additional indebtedness, the payment of dividends and distributions, investments, loans and advances, transactions with affiliates, dispositions or mergers and the sale of assets. At December 31, 2011, the Company was in compliance with the financial, affirmative and negative covenants applicable under the EM revolving credit facility, and the Company’s availability requirements exceeded the thresholds described above.

EM FZE credit facility. EM FZE has a credit facility with local lenders in Dubai under which it has the ability to borrow up to the amount it has secured by a letter of credit. At December 31, 2011, EM FZE had the ability to borrow up to $5.0 million because the facility was secured by a letter of credit in the amount of $5.0 million issued under the EM revolving credit facility. EM FZE may utilize the local facility for borrowings, foreign currency exchange contracts, trade finance instruments, such as letters of credit and bank guarantees, and other permitted indebtedness. This facility is primarily used to support the trade activity of EM FZE. At December 31, 2011 there were no outstanding cash borrowings and there was approximately $0.5 million in trade finance instruments issued under the EM FZE Facility. Availability under the EM FZE facility was $4.5 million at December 31, 2011.

Statement of cash flow data

Net cash flows provided by operating activities are largely dependent on earnings from our business activities and are exposed to certain risks. Since we operate predominantly in the energy industry and provide our products to customers within this industry, reduced demand for oil and gas and reduced spending by our customers for the exploration, production, processing, transportation, storage and refining of oil and natural gas, whether because of a decline in general economic conditions, reduced demand for our products, increased competition from our competitors or adverse effects on relationships with our customers and suppliers, could have a negative impact on our earnings and operating cash flows.

Our consolidated statements of cash flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (1) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions; (2) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables; (3) other non-cash amounts such as depreciation, amortization, accretion, changes in the fair market value of derivative instruments and equity in income from our unconsolidated affiliate (net cash flows provided by operating activities reflect the actual cash distributions we receive from our unconsolidated affiliate) and (4) the effects of all items classified as investing or financing cash flows, such as proceeds from asset sales and related transactions or extinguishment of debt. In general, the net effect of changes in operating accounts results from the timing of cash receipts from sales and cash payments for purchases and other expenses during each period. Increases or decreases in inventory are influenced by the demand and prices for our products. As a result of the worldwide economic recession and its impact on steel demand and prices, our suppliers have experienced a reduction in trade credit insurance available to them for sales to foreign accounts. This has resulted in our suppliers (1) reducing the available credit they grant to us and others and (2) requiring other forms of credit support from us, such as trade finance instruments under the EM revolving credit facility which has decreased availability under this facility. Since we incur costs for letters of credit under the EM revolving credit facility, this trend has increased our borrowing costs, although not significantly.

Cash provided by or used in investing activities primarily represents expenditures for additions to property, plant and equipment, business combinations and investments in our unconsolidated affiliate and proceeds from the sale of property, plant and equipment. Cash provided by or used in financing activities generally consists of borrowings and repayments of debt and fluctuations in our managed cash overdraft. Our borrowings and repayments of debt are influenced by changes in our credit availability, which is driven by the amount of eligible inventory and receivables we have at a given time, and changes in demand for our products.

The following information highlights the significant year-to-year variances in our cash flow amounts:

	Year ended December 31,
(dollars in millions)	2011	2010	2009
Cash flows provided by (used in) activities:
Cash flows provided by (used in) operating activites	$(57.6)	$30.2	$91.9
Cash flows provided by (used in) investing activites	3.4	(26.8)	(8.0)
Cash flows provided by (used in) financing activites	19.0	(5.6)	(59.9)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.0)	—

Net change in cash and cash equivalents	(36.3)	(3.2)	24.0
Cash and cash equivalents- beginning of period	62.5	65.7	41.7

Cash and cash equivalents-end of period	$26.2	$62.5	$65.7

Operating activities. Net cash outflows from operating activities were $57.6 million for the year ended December 31, 2011 compared to net cash inflows of $30.2 million and $91.9 million for the years ended December 31, 2010 and 2009, respectively. The decrease in cash inflows from operations from 2009 to 2010 is primarily due to reduced sales in 2010 due to the global economic recession. Cash used in operations for the year ended December 31, 2011 reflects cash used for working capital requirements to support increased sales activity resulting from improved economic conditions worldwide and particularly in the energy industry. As our sales have increased, we have entered into and fulfilled more purchase orders with our customers and suppliers which has increased our accounts receivable from our customers, our inventory on hand and our accounts payable with our suppliers. Cash outflows from operating activities also include interest paid of $60.6 million primarily associated with the EMC senior secured notes. These cash outflows were partially offset by federal and state income tax refunds of $18.4 million received during the year ended December 31, 2011.

Investing activities. Net cash provided by investing activities was $3.4 million for the year ended December 31, 2011 compared to net cash outflows of $26.8 million and $8.0 million for the years ended December 31, 2010 and 2009, respectively. Net cash inflows for the year ended December 31, 2011 reflect cash proceeds of $6.3 million from the sale of our former Singapore sales and distribution facility in January 2011. Net cash outflows for the year ended December 31, 2010 include EMC’s $10.0 million investment in B&L, $14.0 million primarily related to the expansion of our Singapore and Middle East warehouse facilities and a $4.0 million cash payment for the final purchase price adjustment for the purchase of the businesses of Petro Steel International, L.P. and Petro Steel International, LLC, or PetroSteel. Cash outflows for the year ended December 31, 2009 also include a $4.0 million earn-out payment to the former owners of PetroSteel and $2.0 million of capital expenditures for routine improvement of warehouse facilities and machinery and equipment.

Financing activities. Net cash provided by financing activities was $19.0 million during the year ended December 31, 2011 compared to net cash outflows of $5.6 million and $59.9 million for the years ended December 31, 2010 and 2009, respectively. The net cash outflow in the year ended December 31, 2010 includes payment of $4.0 million for a note payable to the former owners of PetroSteel. Cash outflows from financing activities for the year ended December 31, 2009 include $498.2 million of payments associated with the EM revolving credit facility and previously outstanding term loans, $9.0 million of repayments of managed cash overdrafts and short-term loans and $13.3 million of deferred financing costs, offset by $460.6 million of proceeds from the issuance of the EMC senior secured notes.

Off-balance sheet arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and payment guarantees. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

At December 31, 2011 and 2010, we had $42.8 million and $23.0 million of trade finance instruments outstanding, respectively.

At December 31, 2011 and 2010, we had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $30.7 million and $16.7 million, respectively, to third parties to secure payment performance by certain subsidiaries. The outstanding aggregate value of guaranteed commitments at December 31, 2011 and 2010 was $27.4 million and $14.9 million, respectively.

At December 31, 2011 and 2010, we had bank guarantees of $0.7 million and $1.0 million, respectively, which have been cash collateralized and included in prepaid expenses and other assets on the consolidated balance sheets.

At December 31, 2011, we had no other off-balance sheet arrangements.

Commitments and contractual obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following tables at December 31, 2011. The information presented in the table below reflects management’s estimates of the contractual maturities of our obligation. These maturities may differ from the actual maturities of these obligations.

	Payments due by period ending December 31,
(dollars in millions)	2012	2013 and 2014	2015 and 2016	2017 and thereafter	Total
Contractual Obligations—
EMC senior secured notes (1)	$57.0	$113.9	$493.5	$—	$664.4
EM revolving credit facility (2)	0.9	21.7	—	—	22.6
Capital lease (3)	2.1	4.3	4.3	29.4	40.1
Operating lease obligations	4.0	4.8	1.3	0.6	10.7
Derivative instruments—
Foreign currency exchange contracts (4)	56.0	—	—	—	56.0
Purchase commitments (5)	276.5	—	—	—	276.5

Total	$396.5	$144.7	$499.1	$30.0	$1,070.3

(1)	Includes $465.0 million of aggregate principal amount of the EMC senior secured notes. This also includes current interest payment obligations on the notes of $57.0 million per annum. The notes were issued at a price of 99.059% of their face value, resulting in approximately $460.6 million of gross proceeds. The discount of approximately $4.4 million will be amortized and included in interest expense until the notes mature.
(2)	Includes $20.5 million of cash borrowings outstanding under the EM revolving credit facility and the related estimated interest payment obligations calculated using an interest rate of 4.36%, the Company’s weighted average interest rate paid for cash borrowings during the year ended December 31, 2011.
(3)	Includes interest obligations of 9.84%, the implicit interest rate under our Newbridge, Scotland facility capital lease. In December 2010, the annual rental payments were increased by $0.3 million based on the U.K. consumer index and are subject to further adjustment every two years until the lease term expires.
(4)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.
(5)	Includes purchase commitments for stock inventory and inventory for existing orders from our customers. We enter into purchase commitments on an as-needed basis, typically daily, but these commitments generally do not extend beyond one year.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments and assumptions and develop estimates based on the best available information. We base our estimates on historical experience, when applicable, and apply assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different circumstances or conditions. We believe the following critical accounting policies describe significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is recognized on product sales when the earnings process is complete, meaning the risks and rewards of ownership have transferred to the customer (as defined by the shipping terms) and collectability is reasonably assured. Revenue is recorded, net of discounts, customer incentives, value-added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed upon terms and conditions by the customer during each period. We use pre-defined internationally accepted shipping terms that clearly communicate the roles of the buyer and seller relative to the tasks, costs and risks associated with the transportation and delivery of goods. For project orders that require delivery in multiple phases, we will recognize revenue for each shipment of product when title transfers in accordance with agreed shipping terms. Shipping and handling costs related to product sales are also included in sales.

Collectability of accounts receivable

Accounts receivable is shown net of allowance for doubtful accounts on our consolidated balance sheet. We maintain an allowance for doubtful accounts to reflect our estimate of uncollectible accounts receivable based on historical experience and specific customer collection issues that we have identified. The credit risk associated with our accounts receivable is concentrated within several sectors of the oil and natural gas industry and is dispersed over a large number of customers worldwide.

We consider all available information when assessing the adequacy of the allowance for doubtful accounts. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We perform ongoing credit evaluations of customers and set and adjust credit limits based upon reviews of customers’ current credit information and payment history. The rate of future credit losses may not be similar to past experience. Adjustments made with respect to the allowance for doubtful accounts often relate to new information not previously known to us. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements, and there can be no assurance that we have adequately reserved for all of our uncollectible receivables.

Inventories

We value our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on the lower of the estimated replacement cost or estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is reduced for obsolete, slow moving or defective items where appropriate. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements. For example, we had inventory write-downs of $22.5 million during the year ended December 31 2009 related to selling prices falling below the average cost of inventory in some of the markets we serve, including the U.S. and the Middle East. Although we did not have any significant inventory write-downs during the years ended December 31, 2011 and 2010, there can be no assurances such write-downs will not occur in the future.

Goodwill and other indefinite lived-intangible assets

At December 31, 2011, our goodwill balance was $23.0 million, and we had $11.4 million of indefinite lived intangible assets associated with the Edgen Murray tradename. Goodwill represents the excess of the purchase price of an acquired business over the portion of the purchase price assigned to the assets acquired and liabilities assumed in the transaction. Goodwill and our indefinite lived intangible assets are not amortized, but are subject to annual impairment testing at the beginning of each year, and more frequently if circumstances indicate that it is probable that their fair values are below their carrying amounts.

Our impairment testing consists first of a qualitative assessment where we determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the carrying amount of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. If we conclude otherwise, then we perform the first step of the two-step impairment test which requires the determination of the fair value of each reporting unit. Fair value of our reporting units is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short term and long term growth rates, weighted average cost of capital and guideline company multiples for each of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. Fair value of tradenames is derived using a relief from royalty valuation method which assumes that the owner of intellectual property is relieved from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates and market royalty rates identified on similar recent transactions.

In 2010, we revised our operating forecasts to project a slower future earnings recovery than originally planned due to the continued slow global economic recovery as well as uncertainty surrounding energy demand and commodity pricing. In conjunction with preparing the revised forecasts, we performed an interim goodwill impairment analysis using a methodology which combines a discounted cash flow valuation and comparable company market value approach to determine the fair value of our reporting units.

Our Americas and UAE reporting units failed Step 1 of the goodwill impairment analysis because the book value of these reporting units exceeded their estimated fair value. Step 2 of the goodwill impairment analysis included a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination. We then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. Based on this analysis, we recorded a goodwill impairment charge of $62.8 million to reduce the goodwill balance at the Americas and UAE reporting units to zero. In connection with performing the interim goodwill impairment analysis described above, tradenames were also tested and it was determined that fair value exceeded their carrying value. As a result, no impairment of our tradenames was identified during 2010.

There were no impairment charges of goodwill or indefinite lived intangible assets during the years ended December 31, 2011 and 2009 and the fair value of our reporting units was substantially in excess of their respective carrying values at December 31, 2011.

We will continue to monitor all events and circumstances that would potentially affect the fair value of our U.K. and Singapore reporting units and our tradenames. Events or circumstances which could indicate a potential impairment include, but are not limited to: negative changes in macroeconomic conditions; deterioration in the energy industry; negative or declining cash flows or a sustained decrease in our company valuation.

Measuring recoverability and determining useful lives of long-lived assets

Long-lived assets, including property, plant and equipment and certain intangible assets are assessed for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any) are less than such asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. Our estimates of such undiscounted cash flows are based on a number of assumptions including anticipated demand for our products, estimated useful life of the asset or asset group and estimated salvage values. An impairment charge would be recorded for the excess of a long-lived asset’s carrying value over its estimated fair value, which is based on a series of assumptions similar to those used to derive undiscounted cash flows. Those assumptions also include usage of probabilities for a range of possible outcomes, market values and replacement cost estimates.

We depreciate our long-lived assets based on management assumptions regarding the useful economic lives and residual values of our assets. These estimates can be affected by future changes in market conditions, the capital spending decisions of our customers and inflation. At the time we place our assets in-service, we believe such estimates are reasonable; however, circumstances may develop that would cause us to change these estimates, which would change our depreciation amounts prospectively. Examples of such circumstances include (1) changes in laws and regulations that limit the estimated economic life of an asset; (2) changes in technology that render an asset obsolete; or (3) changes in expected salvage values.

In connection with performing the interim goodwill impairment analysis in 2010 described above, we tested our long-lived assets for impairment and the fair value of the assets exceeded their carrying amounts. No impairment of long-lived assets was identified during the three years ended December 31, 2011.

Equity-based compensation

The accounting for equity-based compensation requires the measurement and recognition of compensation expense for all equity-based compensation awards made to employees and directors based on the grant date fair values of the awards. We have historically granted unit options and restricted units of EM II LP to certain of our executive officers, employees and directors.

The fair value of each restricted common partnership unit at the grant date is based on a valuation methodology which uses a combined discounted cash flow valuation and comparable company market value approach, which is divided by the total outstanding common partnership units to determine the fair value of a common partnership unit at the grant date.

The fair value of each unit option granted is estimated using the Black-Scholes option pricing model which requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of underlying stock (which is determined using a methodology similar to that used for valuation of restricted common units described above), expected volatility and expected term. In addition, the recognition of equity-based compensation expense is impacted by estimated forfeiture rates.

Our board of directors has historically set the exercise price of options to purchase our common stock at a price per share not less than the fair value of the common partnership unit at the time of grant. To determine the fair value of our common partnership units, our board of directors, with input from management, considers many factors, including but not limited to:

•	valuations we performed using the methodologies described below;

•	our historical, current and expected future operating performance;

•	our financial condition at the date of grant;

•	lack of marketability of our common partnership units and the potential future marketability of our common stock as a result of a liquidity event, such as an initial public offering;

•	business risks inherent in our business; and

•	global economic trends and capital market conditions.

Since our common partnership units have no trading history, we estimated the expected volatility based on the historical volatilities of several public companies within our industry that management believes are comparable. The weighted average expected life of options was calculated using the “simplified” method developed by the SEC staff. As no historical data was available, the risk-free interest rate is based on the zero coupon U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected term of the options. The expected dividend rate is zero based on the fact that we have not historically paid dividends and have no intention to pay cash dividends in the foreseeable future. The forfeiture rate is estimated based on our historical experience and adjusted periodically as necessary.

There were no grants of unit options or restricted units during the years ended December 31, 2011 or 2009. During 2010, we granted 1,825 unit options and 250 restricted units. The fair value of unit options granted in 2010 was calculated as $69.26 per unit option using the Black-Scholes pricing model with an exercise price of $1,000 per unit, a risk-free interest rate of 1.87%, an expected volatility of 50.0% and an expected term of 6.5 years. The fair value of restricted units granted in 2010 was calculated as $312.26 per restricted unit by management who relied in part on a third-party contemporaneous valuation. Compensation expense associated with these grants was $0.2 million, which will be recognized over a weighted average period of 5 years. During 2009 and continuing through the first half of 2010 our operating results were significantly impacted by the economic downturn and the uncertainty surrounding energy demand and commodity pricing. These factors are reflected in our operating forecasts and the comparable company market multiples used to value the restricted units issued in 2010.

In the absence of a public trading market for our common partnership units, management and our board of directors determined the estimated fair value at the grant date of our common partnership units. We performed the valuation of our common partnership units in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of

Privately-Held-Company Equity Securities Issued as Compensation. In order to value the common partnership units underlying all option grants, we determined our business equity value by taking a weighted combination of the value indications using two valuation approaches: an income approach and a market approach.

Valuation models employed in determining our enterprise value require the input of highly subjective assumptions. In determining enterprise value under the income approach, a discount rate is applied to our estimated future net cash flows to derive a single present value representing the value of the enterprise. The discounted cash flow model used to calculate our enterprise value included, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long term growth rates and demand trends; expected future investments to grow our business and an appropriate risk-adjusted discount rate. The market approach estimates the fair value of a company by applying market multiples of the corresponding financial metrics of publicly traded firms in similar lines of business to our historical and/or projected financial metrics. We selected comparable companies based on factors such as business similarity, financial risk, company size and geographic markets. In applying this method, valuation multiples were: (1) derived from historical operating data of the selected comparable entities; (2) evaluated and/or adjusted based on our strengths and weaknesses relative to the comparable entities and (3) applied to our operating data to arrive at a value indication.

Upon a change in capital structure including a reorganization, recapitalization, unit split, unit dividend, combination of interest, merger or any other change in our structure, which in the judgment of our general partner necessitates action by adjusting the terms of the outstanding awards or units, our general partner in its full discretion, may make appropriate adjustment in the number and kind of units authorized and adjust the outstanding awards, including the number of units, the prices and any limitations applicable to the outstanding awards as it determines appropriate.

Upon a sale of EM II LP, our general partner may (1) accelerate vesting; (2) terminate unexercised awards with a twenty-day notice; (3) cancel any options that remain unexercised for a payment in cash of an amount equal to the excess of the fair market value of the units over the exercise price for such option; (4) require the award to be assumed by the successor entity or that the awards be exchanged for similar shares in the new successor entity; and (5) take any other actions determined to be reasonable to permit the holder to realize the fair market value of the award. There are currently no plans to accelerate the vesting of any of our outstanding unvested awards if the initial public offering of Edgen Group Inc. is completed.

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

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates and foreign exchange rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. These risks are closely monitored and evaluated by management, including the Chief Financial Officer, the Treasurer and respective local accounting management for all of our locations. We enter into derivative financial instruments to manage certain exposures to these risks. Our policy requires that we do not enter into any derivative instruments for trading or other speculative purposes and for foreign exchange rate hedges, that only known, firm commitments are hedged.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt, the EMC senior secured notes. Market risk related to our variable-rate debt is measured to the extent that a potential increase in market interest rates could have a negative impact on our consolidated financial position, results of operations and/or cash flows. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate average borrowings on our credit facilities in the year ended December 31, 2011 would cause our interest expense for the year ended December 31, 2011 to increase by approximately $0.1 million.

Foreign currency risk

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our consolidated financial position, results of operations and/or cash flows. For the year ended December 31, 2011, we had a net realized and unrealized foreign currency loss of $1.1 million.

At December 31, 2011 we had a total notional amount of outstanding forward contracts of $56.0 million related to our foreign currency risk, all of which we expect to settle within one year. The fair value of these forward contracts at December 31, 2011 was a net liability of $0.5 million, all of which was recorded within our consolidated statement of operations for the year ended December 31, 2011. While we may experience variability in our earnings from period to period due to unrealized gains and losses associated with these forward contracts, we believe a ten percent fluctuation in foreign currency rates would not have a material impact on our financial statements as any realized gain or loss from these forward contracts would be largely offset by an inverse gain or loss on the settlement of the underlying sale or purchase transaction.

Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate net sales or earnings within entities whose functional currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net sales or earnings. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2011, 38% of our sales were originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling, euro and U.S. dollar. As a result, each one percentage point change in the value of these foreign currencies relative to the U.S. dollar would have impacted our sales by approximately $3.5 million. Any currency controls implemented by local monetary authorities in countries where we currently or may in the future operate could adversely affect our business, financial condition and results of operations.

Credit risk

We believe our credit risk on our credit facilities and derivative financial instruments is limited because the counterparties are generally banks with high credit ratings assigned by international credit-rating agencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Edgen Murray II, L.P.—Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Edgen Murray II, L.P.:

We have audited the accompanying consolidated balance sheet of Edgen Murray II, L.P. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, partners’ (deficit) capital, comprehensive (loss) income, and cash flows for year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Edgen Murray II, L.P. and subsidiaries as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010, were audited by other auditors whose report thereon dated March 24, 2011, expressed an unqualified opinion on those statements, before the effects of the adjustments to retrospectively reflect the change in reportable segments described in Note 14.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgen Murray II, L.P. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in note 14 of the accompanying consolidated financial statements of Edgen Murray II, L.P. and subsidiaries as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010 that were applied to retrospectively reflect the change in reportable segments as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Edgen Murray II, L.P. and subsidiaries as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010, other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of Edgen Murray II, L.P. and subsidiaries as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010 taken as a whole.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Edgen Murray II, L.P.

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheet of Edgen Murray II, L.P. and subsidiaries (the “Company”) at December 31, 2010, and the related consolidated statements of operations, partners’ (deficit) capital, comprehensive (loss) income, and cash flows for each of the two years in the period ended December 31, 2010, before the effects of the adjustments to retrospectively reflect the change in reportable segments described in Note 14. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively reflect the change in reportable segments described in Note 14 present fairly, in all material respects, the financial position of Edgen Murray II, L.P. and subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in reportable segments described in Note 14 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana

March 24, 2011

Edgen Murray II, L.P. and subsidiaries

Consolidated balance sheets

December 31, 2011 and 2010

(In thousands)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,218	$62,478
Accounts receivable—net of allowance for doubtful accounts of $1,739 and $1,725, respectively	198,663	104,831
Inventory	196,004	128,482
Income tax receivable	1,209	19,595
Prepaid expenses and other current assets	8,616	6,039
Deferred tax asset—net	209	35
Asset held for sale	—	5,224

Total current assets	430,919	326,684
PROPERTY, PLANT, AND EQUIPMENT—NET	45,510	49,287
GOODWILL	22,965	22,912
OTHER INTANGIBLE ASSETS—NET	25,447	40,766
OTHER ASSETS	503	812
DEFERRED TAX ASSET—NET	1,044	38
DEFERRED FINANCING COSTS	11,489	12,678
INVESTMENT IN UNCONSOLIDATED AFFILIATE	13,180	10,843

TOTAL ASSETS	$551,057	$464,020

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$112	$2
Accounts payable	147,202	68,812
Accrued expenses and other current liabilities	15,848	10,140
Income taxes payable	4,307	2,046
Deferred revenue	5,139	2,304
Accrued interest payable	26,443	26,340
Deferred tax liability—net	991	38
Current portion of long term debt and capital lease	358	318

Total current liabilities	200,400	110,000
DEFERRED TAX LIABILITY—NET	4,544	5,470
OTHER LONG TERM LIABILITIES	783	319
LONG TERM DEBT AND CAPITAL LEASE	500,383	479,493

Total liabilities	706,110	595,282

COMMITMENTS AND CONTINGENCIES DEFICIT:
General partner	1	1
Limited partners	(129,736)	(105,774)
Accumulated other comprehensive loss	(25,648)	(25,531)

Total partners’ deficit	(155,383)	(131,304)
Non-controlling interest	330	42

Total deficit	(155,053)	(131,262)

TOTAL LIABILITIES AND DEFICIT	$551,057	$464,020

See accompanying notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of operations

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
SALES	$911,612	$627,713	$773,323
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	777,108	536,807	672,595
Selling, general and administrative expense, net of service fee income	75,029	65,256	70,693
Depreciation and amortization expense	21,091	20,269	20,136
Impairment of goodwill	—	62,805	—

Total operating expenses	873,228	685,137	763,424

INCOME (LOSS) FROM OPERATIONS	38,384	(57,424)	9,899

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	3,680	1,029	—
Other income—net	1,366	190	1,447
Loss on prepayment of debt	—	—	(7,523)
Interest expense—net	(63,870)	(64,208)	(47,085)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(20,440)	(120,413)	(43,262)
INCOME TAX EXPENSE (BENEFIT)	4,088	(22,125)	(22,373)

NET LOSS	(24,528)	(98,288)	(20,889)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	288	14	—

NET LOSS AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(24,816)	$(98,302)	$(20,889)

See accompanying notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of comprehensive (loss) income

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
NET LOSS	$(24,528)	$(98,288)	$(20,889)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustments	(117)	(4,062)	13,521
Foreign currency exchange contracts
Unrealized loss on foreign currency exchange contracts, net of tax benefit of: 2009– $244	—	—	(1,319)
Reclassification adjustment for losses included in net income, net of tax benefit of: 2009– $497	—	—	2,793
Interest rate derivatives
Unrealized loss on interest rate derivatives, net of tax benefit of: 2009– $1,189	—	—	(2,409)
Reclassification adjustment for losses included in net income, net of tax benefit of: 2009– $6,944	—	—	12,998

Other comprehensive (loss) income, net of tax	(117)	(4,062)	25,584

COMPREHENSIVE (LOSS) INCOME	(24,645)	(102,350)	4,695
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	288	14	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON PARTNERSHIP INTERESTS	$(24,933)	$(102,364)	$4,695

See accompanying notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of partners’ (deficit) capital

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except unit data)

	$0000	$0000	$0000	$0000	$0000	$0000	$0000
	Number of units
	Common general partnership interest	Common limited partnership interests	Common partnership interests	Accumulated other comprehensive income (loss)	Total partners’ deficit	Non- controlling interest	Total deficit
Balances as of January 1, 2009	1	209,798	$10,514	$(47,053)	$(36,539)	$—	$(36,539)
Net loss	—	—	(20,889)	—	(20,889)	—	(20,889)
Other comprehensive loss	—	—	—	25,584	25,584	—	25,584
Forfeiture of non—vested restricted units	—	(200)	—	—	—	—	—
Amortization of restricted common units	—	—	1,061	—	1,061	—	1,061
Amortization of unit options	—	—	1,004	—	1,004	—	1,004

Balances as of December 31, 2009	1	209,598	(8,310)	(21,469)	(29,779)	—	(29,779)

Net income (loss)	—	—	(98,288)	—	(98,288)	(14)	(98,302)
Other comprehensive loss	—	—	—	(4,062)	(4,062)	—	(4,062)
Contributions to non—controlling interest	—	—	—	—	—	56	56
Forfeiture of non—vested restricted units	—	(355)	—	—	—	—	—
Issuance of restricted common units	—	250	—	—	—	—	—
Amortization of restricted common units	—	—	493	—	493	—	493
Amortization of unit options	—	—	332	—	332	—	332

Balances as of December 31, 2010	1	209,493	(105,773)	(25,531)	(131,304)	42	(131,262)

Net income (loss)	—	—	(24,816)	—	(24,816)	288	(24,528)
Other comprehensive loss	—	—	—	(117)	(117)	—	(117)
Amortization of restricted common units	—	—	28	—	28	—	28
Amortization of unit options	—	—	826	—	826	—	826

Balances as of December 31, 2011	1	209,493	$(129,735)	$(25,648)	$(155,383)	$330	$(155,053)

See accompanying notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Consolidated statements of cash flows

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,528)	$(98,288)	$(20,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,091	20,269	20,136
Amortization of deferred financing costs	2,558	3,684	2,372
Impairment of goodwill	—	62,805	—
Equity in earnings of unconsolidated affiliate	(3,680)	(1,029)	—
Distributions received from unconsolidated affiliate	835	—	—
Amortization of discount on long-term debt	740	654	14
Noncash accrual of interest on note payable	—	—	363
Loss on prepayment of debt	—	—	7,523
Unit-based compensation expense	854	825	2,065
Allowance for doubtful accounts	317	126	1,632
Provision for inventory allowances and writedowns	1,251	2,515	24,175
Deferred income tax benefit	(1,251)	(5,022)	(9,470)
Loss on foreign currency transactions	456	1,559	853
Unrealized loss on derivative instruments	497	176	7,264
Gain on sale of property, plant, and equipment	(994)	(357)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(95,508)	1,977	98,245
Inventory	(69,058)	23,399	104,239
Income tax receivable	18,365	2,187	(21,225)
Prepaid expenses and other current assets	(2,029)	3,229	7,010
Accounts payable	82,099	2,965	(92,224)
Accrued expenses, other current liabilities, and deferred revenue	7,387	7,126	(12,023)
Income tax payable	2,463	380	(27,199)
Other	557	1,029	(969)

Net cash provided by (used in) operating activities	(57,578)	30,209	91,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated affiliate	—	(10,000)	—
Purchase of PetroSteel	—	(4,000)	(4,000)
Purchases of property, plant, and equipment	(2,848)	(13,999)	(4,140)
Proceeds from the sale of property, plant, and equipment	6,277	1,170	176

Net cash provided by (used in) investing activities	3,429	(26,829)	(7,964)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	—	—	460,624
Deferred financing costs	(1,309)	(1,209)	(13,311)
Principal payments on long-term debt and capital lease	(379)	(4,315)	(493,916)
Proceeds from EM Revolving Credit Facility	170,495	12,760	187,732
Payments to EM Revolving Credit Facility	(149,972)	(12,760)	(192,025)
Managed cash overdraft	168	(56)	(8,976)

Net cash provided by (used in) financing activities	19,003	(5,580)	(59,872)

Effect of exchange rate changes on cash and cash equivalents	(1,114)	(1,055)	(9)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,260)	(3,255)	24,025
CASH AND CASH EQUIVALENTS—beginning of period	62,478	65,733	41,708

CASH AND CASH EQUIVALENTS—end of period	$26,218	$62,478	$65,733

See accompanying notes to consolidated financial statements.

Edgen Murray II, L.P. and subsidiaries

Notes to consolidated financial statements

(In thousands, except per unit data and number of units)

1. Organization and summary of significant accounting policies

Description of Operations—Edgen Murray II, L.P. (“EM II LP” or “Company”), through its subsidiaries, is a leading global distributor of specialty products to the energy sector, including highly engineered steel pipe, valves, quenched and tempered and high yield heavy plate and related components and primarily serves customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas as well as the power generation, civil construction and mining market segments. The Company has operations in the United States, Canada, Brazil, the United Kingdom, Singapore, India, the United Arab Emirates (“UAE”) and Saudi Arabia, and sales representative offices in Australia, China, France and Indonesia. The Company is headquartered in Baton Rouge, Louisiana.

Organization—EM II LP is a Delaware limited partnership formed in 2007 by Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP IV LLC (collectively, “Fund IV”), certain other institutional investors and existing management to acquire Edgen/Murray, L.P., the Company’s predecessor. Jefferies Capital Partners (“JCP”) has controlled EM II LP and its predecessor since 2005.

Initial public offering—On December 29, 2011, Edgen Group Inc., a newly formed Delaware corporation, filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) relating to an initial public offering of shares of its Class A common stock. The registration statement relating to these securities has not yet been declared effective. If the registration statement is declared effective and if the offering is completed, Edgen Group Inc. would serve as the holding company of EM II LP and its subsidiaries. However, there can be no assurance that Edgen Group Inc.’s Registration Statement will be declared effective or that Edgen Group Inc. will complete an initial public offering of its Class A common stock.

Significant accounting policies:

Basis of presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and include the accounts of EM II LP and its wholly owned subsidiaries. The Company’s subsidiary, Edgen Murray FZE (“EM FZE”), has a consolidated 70% ownership in a Bahraini joint venture which operates in Saudi Arabia. The remaining 30% ownership is presented as non-controlling interest in the consolidated financial statements. Dollar amounts contained in these consolidated financial statements are in thousands, except per unit and number of unit data.

Use of estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by Company management include the following:

•	provisions for uncollectible receivables;

•	recoverability of inventories and application of lower of cost or market accounting;

•	recoverability of goodwill and other indefinite-lived intangible assets;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	valuation of equity based compensation; and

•	provisions for income taxes and related valuation allowances and tax uncertainties.

Actual results could differ from those estimates.

Cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Managed cash overdrafts—The Company utilizes a cash management system under which a book overdraft represents the outstanding checks on the Company’s controlled disbursement bank account in excess of funds on deposit in the account at the balance sheet date. The balance of book overdrafts is classified as managed cash overdrafts in the current liabilities section of the consolidated balance sheets. Changes in managed cash overdrafts during the years ended December 31, 2011, 2010 and 2009 are reflected as a financing activity in the consolidated statements of cash flows.

Accounts receivable— Accounts receivable is shown net of allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of the uncollectible trade accounts receivable based on the aging and other collectability attributes of specific customer receivable accounts.

Inventory—Inventory consists primarily of prime carbon steel pipe and plate, alloy grade pipe, fittings and flanges, structural sections and specialized valves. Inventory is stated at the lower of cost or market (net realizable value). Cost is determined by the weighted-average cost method. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is reduced for obsolete, slow-moving or defective items. As a result of deteriorated market conditions in the industry, the Company reduced the carrying value of its inventory to its net realizable value resulting in a charge of $22,464 to cost of sales in the statement of operations for the year ended December 31, 2009.

Property, plant and equipment—Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment for financial reporting purposes is recorded using the straight-line method over the estimated useful lives of the individual assets when placed into service. Useful lives range from one to ten years for leasehold improvements, two to ten years for equipment and computers and ten to fifty years for buildings and land improvements. Construction in process represents costs associated with property, plant and equipment that have not been placed into service. Accelerated methods of depreciation are used for income tax purposes. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

Asset held for sale—Assets held for sale are recorded at the lower of their net carrying value less costs to sell or fair market value. At December 31, 2010, the Company had moved its Singapore operations into its new facility and the former facility was available for sale with a firm commitment to sell the facility in January 2011. The asset was sold in January 2011 for $6,329 and the Company recognized a gain of $980 in 2011. During 2010, the Company also sold a facility in Florida for $1,020 and a gain of $75 was recognized and is included within the consolidated statement of operations for the year ended December 31, 2010.

Capitalized software costs—Capitalized costs associated with computer software developed or obtained for internal use includes external consultant costs and internal payroll and payroll-related costs for employees directly involved in the application development stage of computer software development.

Leases—The Company enters into both finance and operating lease agreements. Fixed assets held under lease agreements, which confer rights and obligations similar to those attached to owned assets, are capitalized as fixed assets and are depreciated over their economic lives. Future finance lease obligations are recorded as liabilities, while the interest element is charged to the statements of operations over the period of the related finance lease obligation. Rentals under operating leases are charged to the statements of operations on a straight-line basis over the lease term, even if the payments are not made on such a basis.

Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the portion of the purchase price assigned to the assets acquired and liabilities assumed in the transaction. Goodwill is not amortized, but is subject to annual impairment testing at the beginning of each year, and more frequently if circumstances indicate that it is probable that the fair value of goodwill is below its carrying amount. Fair value is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short-term and long term growth rates, weighted average cost of capital and guideline company multiples for each of the reporting units. At December 31, 2011, the Company’s goodwill balance is attributable to its U.K. and Singapore reporting units and is included within General Company for segment reporting purposes. No impairment of goodwill was identified during the years ended December 31, 2011 and 2009. See Note 6 for information regarding the $62,805 goodwill impairment charge recorded in 2010.

Other identifiable intangible assets—Other identifiable intangible assets include customer relationships, tradenames, noncompetition agreements and trademarks. Intangible assets with finite useful lives are amortized to expense over their estimated useful lives: seven years for customer relationships and one to six years for noncompetition agreements. Intangible assets with an indefinite useful life, such as tradenames and trademarks, are evaluated annually for impairment and more frequently if circumstances dictate, by comparing the carrying amounts to the fair value of the individual assets. The useful lives for the Company’s intangible assets are determined based on historical experience.

The fair value of customer relationships and noncompetition agreements is derived using an income/excess earnings valuation method, which is based on the assumption that earnings are generated by all of the assets held by the Company, both tangible and intangible. The income/excess earnings method estimates the fair value of an intangible asset by discounting its future cash flows and applying charges for contributory assets. Certain estimates and assumptions were used to derive the customer relationship intangible, including future earnings projections, discount rates and customer attrition rates. In determining the fair value for noncompetition agreements, the Company considers future earnings projections, discount rates and estimates of potential losses resulting from competition, the enforceability of the terms and the likelihood of competition in the absence of the agreement.

The fair value of tradenames is derived using a relief from royalty valuation method which assumes that the owner of intellectual property is relieved from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates and market royalty rates identified on similar recent transactions.

Impairment of long-lived assets—Long-lived assets, including property, plant and equipment, are assessed for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any) are less than such asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. No impairment of long-lived assets was identified during the years ended December 31, 2011, 2010 and 2009.

Deferred financing costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the effective interest method. Deferred financing costs charged to the statements of operations as interest during the years ended December 31, 2011, 2010 and 2009, were $2,558, $3,684 and $2,372, respectively.

Income taxes—Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. The Company’s uncertain tax positions requiring recognition in these consolidated financial statements are disclosed in Note 11.

Revenue recognition—The Company recognizes revenues on product sales when the earning process is complete, meaning the risks and rewards of ownership have transferred to the customer (as defined by the shipping terms) and collectability is reasonably assured. Revenue is recorded, net of discounts, customer incentives, value-added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed-upon terms and conditions by the customer during each period. The Company uses pre-defined internationally accepted shipping terms that clearly communicate the roles of the buyer and seller relative to the tasks, costs and risks associated with the transportation and delivery of goods. For project orders that require delivery in multiple phases, the Company will recognize revenue for each shipment of product when title transfers in accordance with agreed shipping terms. Shipping and handling costs related to product sales are also included in sales.

Equity-based compensation—The Company has equity-based compensation plans for certain employees and directors. All forms of equity-based payments to employees are recognized as compensation expense based on the grant date fair value of the award and recognized over the requisite service period associated with the award.

Foreign currency—The Company’s non-U.S. subsidiaries maintain their accounting records in their respective functional currencies. All assets and liabilities in foreign currencies are translated into the relevant measurement currency for each entity at the rate of exchange at the balance sheet date. Transactions in foreign currencies are translated into the relevant measurement currency at an average rate of exchange during the period. The cumulative effect of foreign currency translation adjustment is recorded as accumulated other comprehensive income (loss) and included in the consolidated statements of partners’ (deficit) capital. Foreign currency exchange transaction gains or losses are charged to earnings in the period during which the transactions are settled.

Derivative financial instruments— The Company has entered into derivative instruments such as swaps, forwards and other contracts to manage risks associated with changes in interest rates and foreign currency rates. The Company does not use derivative instruments for trading purposes and has procedures in place to monitor and control their use.

The Company records its derivative financial instruments at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss, if any, on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Notes 15 and 16 for a discussion of the use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Other comprehensive (loss) income (“OCI”)— Comprehensive (loss) income includes net earnings and other comprehensive (loss) income. The change in accumulated other comprehensive (loss) income for all periods presented resulted from foreign currency translation adjustments and, in 2009, changes in the fair value of interest rate derivatives and foreign currency exchange contracts.

Fair values of financial instruments—The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short term maturity of those instruments. The fair value of long term debt is based on estimated market quotes or recent trades. The fair value of derivatives is based on the estimated amount the Company would receive or pay if the transaction was terminated, taking into consideration prevailing exchange rates and interest rates, in a transaction between market participants.

Investment in unconsolidated affiliate—The Company’s investment in Bourland & Leverich Holdings LLC and Subsidiary (“B&L”), a distributor of oil country tubular goods, is accounted for under the equity method. The equity method of accounting is required unless the investor’s interest is so minor that they may have virtually no influence over operating and financial policies. Given that the Company’s investment in B&L represents 14.5% of the common equity of a limited liability company, the Company’s investment is considered to be more than minor.

The Company’s investment in B&L is included in investment in unconsolidated affiliate on the consolidated balance sheets. Earnings on this investment are recorded in equity in earnings of unconsolidated affiliate in the consolidated statements of operations. Any intra-entity profit or loss has been eliminated for all periods presented.

2. Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by eliminating one of the presentation options provided by current GAAP, and requiring an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance at December 31, 2011 and chose to present other comprehensive income within a separate statement of comprehensive income. The effect of this amended guidance has been retrospectively applied to all periods presented.

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

3. Supplemental consolidated statements of cash flow information

	2011	2010	2009
Interest paid	$60,593	$35,795	$36,665
Income taxes paid	2,834	2,085	36,891
Income tax refunds received	18,375	21,975	1,367

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	459	2,109	754
Issuance of Edgen Murray, II L.P. restricted common units	—	78	—

4. Property, plant and equipment

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land and land improvements	$11,188	$11,191
Building	37,012	35,429
Equipment and computers	28,188	28,639
Leasehold improvements	6,000	4,631
Construction in progress	163	90

	82,551	79,980
Less accumulated depreciation	(37,041)	(30,693)

Property, plant and equipment—net	$45,510	$49,287

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Depreciation expense	$5,467	$4,907	$4,690

The Company is party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland (see Note 8).

5. Intangible assets

The following table summarizes the Company’s intangible assets at December 31, 2011 and 2010:

	Gross carrying value		Accumulated amortization		Net carrying value
	2011	2010	2011	2010	2011	2010

Intangible assets subject to amortization:
Customer relationships	$82,057	$81,941	$(73,004)	$(61,198)	$9,053	$20,743
Noncompete agreements	22,011	22,011	(17,055)	(13,409)	4,956	8,602
Sales backlog	9,589	9,580	(9,589)	(9,580)	—	—
Intangible assets not subject to amortization:
Tradenames	11,424	11,407	—	—	11,424	11,407
Trademarks	14	14	—	—	14	14

	$125,095	$124,953	$(99,648)	$(84,187)	$25,447	$40,766

The gross carrying values and accumulated amortization of intangible assets increased $142 and decreased $137, respectively, at December 31, 2011 compared to December 31, 2010 due to the effect of foreign currency translation.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Amortization expense	$15,598	$15,362	$15,446

The Company’s scheduled amortization expense associated with intangible assets is expected to be:

Years Ending December 31:
2012	$11,869
2013	1,808
2014	332
2015	—
2016	—
Thereafter	—

$14,009

The cumulative weighted average remaining amortization period for customer relationships and noncompete agreements was 1.26 years at December 31, 2011. Sales backlog was fully amortized at December 31, 2011 and 2010.

6. Goodwill

The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated:

	Gross	Accumulated impairment	Effects of foreign currency	Net
Beginning balance at January 1, 2010	$86,674	$—	$(3,394)	$83,280
Goodwill related to acquisitions	4,000	—	—	4,000
Impairment charges	—	(62,805)	—	(62,805)
Effects of foreign currency	—	—	(1,563)	(1,563)

Ending balance at December 31, 2010	$90,674	$(62,805)	$(4,957)	$22,912
Effects of foreign currency	—	—	53	53

Ending balance at December 31, 2011	$90,674	$(62,805)	$(4,904)	$22,965

There were no impairment charges during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company revised its operating forecasts to project a slower future earnings recovery than originally planned due to the continued slow global economic recovery as well as uncertainty surrounding energy demand and commodity pricing. In conjunction with preparing the revised forecasts, the Company performed an interim goodwill impairment analysis using the same methodology as the annual test, which combines a discounted cash flow valuation and comparable company market value approach to determine the fair value of the Company’s reporting units.

The Company’s Americas and UAE reporting units failed Step 1 of the goodwill impairment analysis during the year ended December 31, 2010 because the book value of these reporting units exceeded their estimated fair value. Step 2 of the goodwill impairment analysis included a determination of the implied fair value of the Americas and UAE reporting units goodwill by assigning the fair value of the reporting units determined in Step 1 to all of the assets and liabilities of the Americas and UAE reporting units (including any recognized and unrecognized intangible assets) as if the Americas and UAE reporting units had been acquired in a business combination. The Company then compared the implied fair value of goodwill to the carrying amount of goodwill to determine if goodwill was impaired. Based on this analysis, the Company recorded a goodwill impairment charge of $62,805 in 2010 to reduce the goodwill balance at the Americas and UAE reporting units to zero.

7. Investment in unconsolidated affiliate

On August 19, 2010, Edgen Murray Corporation (“EMC”) invested $10,000 in exchange for 14.5% of the common equity in B&L. The Company accounts for the B&L investment under the equity method of accounting.

At December 31, 2011 and 2010, the investment in B&L was $13,180 and $10,843, respectively. Equity in the earnings of B&L for the year ended December 31, 2011 and the period August 19, 2010 through December 31, 2010 was $3,680 and $1,029, respectively.

Summarized financial information for B&L is as follows:

	Year ended December 31, 2011	Period August 19, 2010 to December 31, 2010
Sales	$763,659	$239,673
Gross profit	76,437	27,101
Income from operations	45,980	14,788
Net income	23,982	6,493

	2011	2010
Current assets	$206,323	$158,789
Long term assets	156,544	173,416
Current liabilities	107,533	64,633
Long-term liabilities	164,218	195,797

Net assets	$91,116	$71,775

In addition to EMC’s investment in B&L, EMC entered into a services agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services for an annual fee of $2,000 and reimbursement of costs incurred by EMC. Selling, general and administrative expense, net of service fee income, on the statement of operations includes $2,000 and $740 of service fee income related to the services agreement for the year ended December 31, 2011 and for the period August 19, 2010 through December 31, 2010, respectively.

8. Credit arrangements, long term debt and capital lease

Credit arrangements, long term debt and capital lease consisted of the following at December 31, 2011 and 2010:

	2011	2010
$465,000 12.25% EMC Senior Secured Notes, net of discount of $2,968 and $3,708 at December 31, 2011 and 2010; due January 15, 2015	$462,032	$461,292
$195,000 EM Revolving Credit Facility, due May 11, 2014	20,523	—
$15,000, EM FZE Facility, due May 31, 2012	—	—
Capital lease	18,186	18,519

Total long term debt and capital lease	500,741	479,811
Less: current portion	(358)	(318)

Long term debt and capital lease, less current portion	$500,383	$479,493

EMC Senior Secured Notes—On December 23, 2009, EMC issued $465,000 aggregate principal amount of 12.25% senior secured notes (the “EMC senior secured notes”) with an original issue discount of $4,376. Interest accrues on the EMC senior secured notes at a rate of 12.25% semi-annually and is payable in arrears on each January 15 and July 15, commencing on July 15, 2010.

EMC may redeem some or all of the EMC senior secured notes at any time prior to January 15, 2013 at a redemption price equal to 100% of the principal plus an applicable premium set forth in the terms of the EMC senior secured notes and accrued and unpaid interest at the redemption date. The applicable premium is calculated as the greater of:

(1)	1.0% of the principal amount of the EMC senior secured notes; or

(2)	the excess of:

(a)	the present value at the redemption date of (i) the redemption price of the EMC senior secured notes at January 15, 2013 plus (ii) all required interest payments due on the EMC senior secured notes through January 15, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate at such redemption date plus 50 basis points; over

(b)	the principal amount of the EMC senior secured notes.

On or after January 15, 2013, EMC may at its option redeem some or all of the EMC senior secured notes at the following redemption price, plus accrued and unpaid interest to the date of redemption:

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

The indenture governing the EMC senior secured notes contains various covenants that limit the Company’s discretion in the operation of its business. Among other things, it limits the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, make certain investments and loans and enter into certain transactions with affiliates. It also places restrictions on the Company’s ability to pay dividends or make certain other restricted payments and its ability or the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their respective assets. At December 31, 2011, the Company was in compliance with the affirmative and negative covenants applicable under the EMC senior secured notes.

The EMC senior secured notes are guaranteed on a senior secured basis by EM II LP and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM II LP, (2) guarantees the indebtedness of EMC or any of the guarantors and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At December 31, 2011, EMC is EM II LP’s only U.S. subsidiary, and, therefore, EM II LP is currently the only guarantor of the EMC senior secured notes.

The EMC senior secured notes and related guarantees are secured by:

•

first-priority liens and security interests, subject to permitted liens, in EMC’s and the guarantors’ principal U.S. assets (other than the working capital assets which collateralize the EM revolving credit facility), including material real property, fixtures and equipment, intellectual property and certain capital stock of EM II LP’s direct restricted subsidiaries now owned or hereafter acquired; and

•

second-priority liens and security interests, subject to permitted liens (including first-priority liens securing the EM revolving credit facility), in substantially all of the EMC and the guarantors’ cash and cash equivalents, deposit and securities accounts, accounts receivable, inventory, other personal property relating to such inventory and accounts receivable and all proceeds there from, in each case now owned or acquired in the future.

Under an intercreditor agreement, the security interest in certain assets consisting of cash and cash equivalents, inventory, accounts receivable and deposit and securities accounts, is subordinated to a lien thereon that secures the EM revolving credit facility. As a result of such lien subordination, the EMC senior secured notes are effectively subordinated to the EM revolving credit facility to the extent of the value of such assets.

EM Revolving Credit Facility— On September 2, 2011, the Company entered into a sixth amendment (the “Sixth Amendment) to the EM revolving credit facility among JPMorgan Chase Bank, N.A. and other financial institutions party thereto, EMC, EM Europe, Edgen Murray Canada Inc. (“EM Canada”) and Edgen Murray Pte. Ltd. (“EM Pte”),(collectively, the “Borrowers”). The Sixth Amendment extended the maturity date of the EM revolving credit facility from May 11, 2012 to May 11, 2014 and increased the aggregate amount available under the EM revolving credit facility from $175,000 to $195,000 (subject to an increase by the Company of up to $25,000 for a total of $220,000), of which:

•	EMC may utilize up to $180,000 ($25,000 of which can only be used for letters of credit) less any amounts utilized under the sublimits of EM Canada and EM Europe;

•	EM Europe may utilize up to $60,000;

•	EM Canada may utilize up to $10,000; and

•	EM Pte may utilize up to $15,000

Actual credit availability under the EM revolving credit facility for each Borrower fluctuates because it is subject to a borrowing base, limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments and sublimits as defined by the EM revolving credit facility and imposed by the administrative agent. The Borrowers may utilize the EM revolving credit facility for borrowings as well as for the issuance of various trade finance instruments and other permitted indebtedness. The EM revolving credit facility is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories, of EMC, EM Canada, EM Pte, EM Europe and each of the guarantors. Additionally, the common shares of EM Pte and Edgen Murray FZE (“EM FZE”) secure the portion of the EM revolving credit facility utilized by EM Europe. The EM revolving credit facility is guaranteed by EM II LP. Additionally, each of the EM Canada sub-facility, the EM Europe sub-facility and the EM Pte sub-facility is guaranteed by EMGH, PAL, EM Europe, EM Canada and EM Pte.

The EM revolving credit facility also provides for limitations on additional indebtedness, the payment of dividends and distributions, investments, loans and advances, transactions with affiliates, dispositions or mergers and the sale of assets. At December 31, 2011, the Company was in compliance with the financial, affirmative and negative covenants applicable under the EM revolving credit facility.

At December 31, 2011 and 2010, there were cash borrowings of $20,523 and $0, respectively, reserves of $3,622 and $3,528, respectively, and trade finance instruments of $42,338 and $22,136, respectively, outstanding under the EM revolving credit facility. For the year ended December 31, 2011, the Company’s weighted average interest rate paid for cash borrowings under the EM revolving credit facility was 4.36%.

At December 31, 2011, borrowing availability under the EM revolving credit facility was as follows (based on the value of the Company’s borrowing base on that date):

	EMC		EM Canada	EM Europe	EM Pte	Total
Total availability	$118,405		$1,679	$26,436	$15,000	$161,520
Less utilization and reserves	(53,043	)(a)	(75)	(8,436)	(4,929)	(66,483)

Net availability	$65,362		$1,604	$18,000	$10,071	$95,037

(a)	Includes a letter of credit in the amount of $5,000 issued to HSBC which supports the local credit facility of EM FZE (see below).

EM FZE Facility—EM FZE has a local credit facility under which it has the ability to borrow up to the lesser of $15,000 or the amount secured by a letter of credit. At December 31, 2011 and 2010, EM FZE had the ability to borrow up to $5,000 and $12,000, respectively, because the facility was fully secured by a letter of credit in those amounts issued under the EM revolving credit facility. EM FZE may utilize the local facility for borrowings, foreign exchange, letters of credit, bank guarantees and other permitted indebtedness.

This facility is primarily used to support the trade activity of EM FZE. Borrowings on the local facility are charged interest at the prevailing London Interbank Offered Rate, plus a margin of 2%. At December 31, 2011 and 2010, there was approximately $504 and $861, respectively, in trade finance instruments issued under this local facility. Availability under this local credit facility was $4,496 and $11,139 at December 31, 2011 and 2010, respectively.

Scheduled annual maturities, excluding mandatory prepayments, if any, for all Company outstanding credit arrangements and long term debt, excluding capital leases, for the years after December 31, 2011, are as follows:

for years after December 31, 2011:
2012	$—
2013	—
2014	20,523
2015	462,032
2016	—
Thereafter	—

$482,555

Capital lease—On December 16, 2005, EM Europe (formerly Murray International Metals Ltd.) sold land, an office building and two warehouses at its Newbridge location for $23,040 (£12,988), less fees of approximately $308. Concurrent with the sale, EM Europe entered into an agreement to lease back all of the sold property for an initial lease term of 25 years. Under the lease agreement, the initial term will be extended for two further terms of ten years each, unless canceled by EM Europe. The Company accounts for this lease as a capital lease because the net present value of the future minimum lease payments exceeds 90% of the fair value of the leased asset. The lease requires EM Europe to pay customary operating and repair expenses.

The carrying value of the leased fixed assets at December 31, 2011 and 2010, net of accumulated depreciation of $4,483 and $3,668, respectively, is $15,320 and $16,089, respectively, and is included within property, plant and equipment—net on the consolidated balance sheets. A schedule of the future minimum lease payments under the finance lease and the present value of the net minimum lease payments at December 31, 2011 are as follows:

for years after December 31, 2011:
2012	$2,131
2013	2,131
2014	2,131
2015	2,131
2016	2,131
Thereafter	29,484

Total minimum lease payments	40,139
Less amount representing interest	(21,953)

Present value of minimum lease payments	$18,186

At December 31, 2011 and 2010, the Company has recorded current obligations under the capital lease of $358 and $318, respectively, and non-current obligations under the capital lease of $17,828 and $18,201, respectively.

Depreciation expense associated with the capital lease for the years ended December 31, 2011, 2010 and 2009, was as follows:

	2011	2010	2009
Depreciation Expense	$832	$725	$734

First and Second Lien Credit Agreements—On May 11, 2007, EM II LP, EMC and its subsidiaries and certain other subsidiaries of EM II LP entered into first and second lien term loan agreements in connection with the issuance of $500,000 of term loans. On December 23, 2009, with the proceeds from issuance of the EMC senior secured notes, plus cash on hand, the Company fully repaid the outstanding balance on the term loans of $490,438, accrued interest of $1,310 and transaction expenses of $13,311, of which approximately $4,185 was paid as underwriting fees to Jefferies & Company, Inc., a wholly owned subsidiary of Jefferies Group, Inc., a related party. In connection with this repayment of debt, the Company expensed $7,523 of deferred financing costs which is recorded within loss on prepayment of debt in the consolidated statement of operations for the year ended December 31, 2009.

Note payable to sellers of PetroSteel—In connection with the acquisition of the assets of PetroSteel, EMC entered into a three-year, $4,000 subordinated note with the sellers of PetroSteel which accrued interest at a rate of 8% per annum compounded annually. In May 2010, the note, including accrued interest of $1,040, was paid in full.

Third-party guarantees—In the normal course of business, the Company may provide performance guarantees directly to third parties on behalf of its subsidiaries.

At December 31, 2011 and 2010, the Company had issued payment guarantees with a maximum aggregate potential obligation for future payments (undiscounted) of $30,663 and $16,686, respectively, to third parties to secure payment performance by certain Edgen Murray entities. The outstanding aggregate value of guaranteed commitments at December 31, 2011 and 2010 were $27,386 and $14,938, respectively, for which no commitment extended beyond one year.

At December 31, 2011 and 2010, the Company had bank guarantees of $675 and $980, which have been cash collateralized and included in prepaid expenses and other assets on the consolidated balance sheets.

9. Partners’ (deficit) capital

Common partnership units—A common partnership unit (“a common unit”) represents a fractional part of ownership of the partnership and is entitled to share in the profit and losses of the partnership which are allocated annually in proportion to the number of common units held by each common unit holder. Under the partnership agreement of EM II LP (the “EM II LP Partnership Agreement”), the general partner and limited partners of EM II LP participate in the net assets and results of operations of EM II LP based on the ratio of common units held by each partner to the total common units outstanding. For the general partner, this ratio was less than 1% at December 31, 2011, 2010 and 2009. Under the EM II LP Partnership Agreement, the general partner must approve all distributions. Any distributions are made in proportion to the number of common units held by each holder of common units. No distributions were made for the years ended December 31, 2011, 2010 and 2009.

Restricted common units—The Edgen Murray II, L.P. Equity Incentive Plan (the “EM II LP Incentive Plan”) authorizes the granting of awards to employees of up to 47,154 restricted common units. The units are subject to restrictions on transfer until such time as they vest and are governed by the EM II LP Partnership Agreement.

Unit options—The Edgen Murray II, L.P. 2007 Option Plan (the “EM II LP Option Plan”) authorizes the granting of common partnership unit options as incentives and rewards for employees. The EM II LP Option Plan terminates five years from its effective date. Under the EM II LP Option Plan, a maximum of 11,050 options can be granted, of which no more than 1,000 unit options may be issued to any one person in one year.

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

Upon a qualified initial public offering as defined by the EM II LP Partnership Agreement, the general partner, in its discretion, may, but is not required to, accelerate the vesting of all or any portion of the then unvested options or restricted units. There are currently no plans to accelerate the vesting of any of the Company’s outstanding unvested awards if the initial public offering of Edgen Group Inc. (see Note 1) is completed.

10. Unit-based compensation

The Company has plans under which restricted common units and options to purchase the Company’s common units (collectively, “units”) have been granted to executive officers, directors and certain employees. The terms and vesting schedules for unit awards vary by type of grant, but generally vest upon time-based conditions. Upon exercise, options to purchase the Company’s common units are settled with authorized, but unissued common units.

The unit-based compensation expense that has been recorded within the consolidated statements of operations was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Unit-based compensation expense by type:
Unit options	$826	$332	$1,004
Restricted common units	28	493	1,061

Total unit-based compensation expense	854	825	2,065
Tax benefit recognized	—	(11)	—

Total unit-based compensation expense—net of tax	$854	$814	$2,065

Unit-based compensation expense is measured at each individual award grant date and recognized over the award vesting period of generally three or five years. Modifications of unit-based awards are measured at the date of modification resulting in compensation cost for any incremental difference in fair value between the original award and the new award, except in certain instances allowed under GAAP.

Unit-based compensation expense for the year ended December 31, 2010 reflects the reversal of compensation expense related to non-vested restricted units forfeited by employees during the period and the cumulative effect of compensation expense related to the forfeiture rate of unit options which was increased from 5% to 25% to align with the Company’s actual experience since grant date.

Unit options—Unit options generally become exercisable over a five-year period, expire ten years from the date of grant, and are subject to forfeiture upon termination of employment. Upon grant, unit options are assigned a fair value based on the Black-Scholes pricing model, which incorporates various assumptions including expected life of the option, risk-free interest rates, expected distribution yield of the underlying security and expected unit price volatility. Unit-based compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, on a straight-line basis over the total requisite service period for the entire award.

Unit option activity—A summary of unit option activity during the years ended December 31, 2011, 2010 and 2009 is as follows:

	exercise price per	exercise price per
	Number of options	Weighted-average exercise price per unit
Outstanding—January 1, 2009	11,000	$1,000
Granted	—	—
Exercised	—	—
Forfeited	(860)	1,000
Expired	—	—

Outstanding—December 31, 2009	10,140	1,000
Granted	1,825	1,000
Exercised	—	—
Forfeited	(1,110)	1,000
Expired	—	—

Outstanding—December 31, 2010	10,855	1,000
Granted	—	—
Exercised	—	—
Forfeited	(830)	1,000
Expired	—	—

Outstanding—December 31, 2011	10,025	1,000

Exercisable—December 31, 2009	4,170	1,000
Exercisable—December 31, 2010	5,430	1,000
Exercisable—December 31, 2011	7,015	1,000

At December 31, 2011, there was $679 of compensation expense related to non-vested unit option awards yet to be recognized over a weighted average period of 0.56 years.

At December 31, 2011, there were 10,025 unit options outstanding that were vested, exercisable or expected to vest with an aggregate intrinsic value of $3,609 and 7,015 exercisable unit options with an aggregate intrinsic value of $2,525. The aggregate intrinsic value is calculated based on the difference between the Company’s estimated unit price at December 31, 2011 of $1,360 per unit and the exercise price of each unit option, multiplied by the number of options where the fair value exceeds the exercise price and represents the amount that would been received by the option holders had all option holders exercised their options at December 31, 2011. In the absence of a public trading market for our common partnership units, management determined the estimated unit price using a combination of an income and market approach.

During the years ended December 31, 2011 and 2009, the Company did not grant any unit options. The weighted average fair value of each option granted during 2010 was $69.26. The fair value was estimated on the date of grant using the Black-Scholes pricing model. The weighted average assumptions for unit options awarded in 2010 were as follows:

2010
Weighted average Black-Scholes assumptions:
Risk-free interest rate	1.87%
Expected volatility	50%
Expected dividend yield	None
Expected term (in years)	6.5 years
Weighted average grant date fair value	$69.26
Aggregate intrinsic value of options exercised	$—

The Company calculated the expected term for employee unit options using the simplified method in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 as no historical data was available. The Company based the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term at the grant date. The volatility used to value unit options is based on an average of historical volatility of companies in industries in which the Company operates and for which management believes are comparable.

Restricted common unit activity— Restricted common units vest over various time periods ranging from three to five years depending upon the award and convert to unrestricted common partnership units at the conclusion of the vesting period. All or a portion of an award may be cancelled if employment is terminated before the end of the relevant vesting period. Restricted units are valued at the fair value of a common unit on the grant date.

The following table summarizes restricted common unit activity for the years ended December 31, 2011, 2010 and 2009:

	Number of units	Weighted-average grant date fair value
Outstanding—January 1, 2009	13,351	$1,000
Granted	—	—
Vested	(5,660)	1,000
Forfeited	(200)	1,000
Expired	—	—

Outstanding—December 31, 2009	7,491	1,000
Granted	250	312
Vested	(5,526)	1,000
Forfeited	(355)	1,000
Expired	—	—

Outstanding—December 31, 2010	1,860	908
Granted	—	—
Vested	(1,694)	966
Forfeited	—	—
Expired	—	—

Outstanding—December 31, 2011	166	312

At December 31, 2011 there was $39 of compensation expense related to non-vested restricted common units yet to be recognized over a weighted average period of 0.79 years. At December 31, 2011, the total fair value of shares vested during the year was $2,304.

During the years ended December 31, 2011 and 2009, the Company did not grant any restricted units. The Company’s valuation methodology for determining the $312.26 fair value of restricted units granted in 2010 was based on a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding common partnership units to determine the fair value of a common partnership unit at the grant date.

11. Income taxes

The Company is a Delaware limited partnership and is not directly subject to U.S. income taxes; however, its subsidiaries operate as corporations or similar entity structures in various tax jurisdictions throughout the world. Accordingly, current and deferred corporate income taxes have been provided for in the consolidated financial statements of EM II LP.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010

DEFERRED TAX ASSETS
Deferred compensation	$180	$165
Inventory	1,944	1,312
Bad debt allowance	961	474
Accrued bonuses and professional fees	132	154
Unrealized foreign currency gain	205	206
Net operating loss carryforwards	11,385	2,900
Tax credits	709	76
Sale-leaseback of capital (asset)	733	658
Goodwill and other intangible assets	10,082	10,788
Basis difference in non-controlled investment	706	227
Stock based compensation	1,382	1,189
Other	194	138

Gross deferred tax assets	28,613	18,287
Less: valuation allowance	(24,299)	(11,492)

Net deferred tax assets	$4,314	$6,795

DEFERRED TAX LIABILITIES
Inventory	$(721)	$(444)
Acquired customer relationships and tradenames	(5,894)	(9,900)
Basis difference in fixed assets	(703)	(791)
Stock based compensation	(511)	(521)
Facility fee and debt issue costs	(148)	(142)
Other	(619)	(433)

Gross deferred tax liabilities	(8,596)	(12,230)

NET DEFERRED TAX LIABILITY	$(4,282)	$(5,435)

As presented in the consolidated statements of cash flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision and the change between the deferred income taxes estimated and actual deferred income taxes for each year.

Income (loss) from continuing operations for each jurisdiction is as follows:

	$00,000.00	$00,000.00	$00,000.00
	2011	2010	2009
United States	$(31,110)	$(110,745)	$(44,245)
Foreign	10,670	(9,668)	983

Total	$(20,440)	$(120,413)	$(43,262)

Components of income tax (benefit) expense are as follows:

	$00,000.00	$00,000.00	$00,000.00
	2011	2010	2009
Current:
United States	$405	$(19,163)	$(15,326)
Foreign	4,934	2,412	9,476

	$5,339	$(16,751)	$(5,850)

Deferred:
United States	$932	$(2,961)	$(2,278)
Foreign	(2,183)	(2,413)	(14,245)

	(1,251)	(5,374)	(16,523)

Total	$4,088	$(22,125)	$(22,373)

The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	2011	2010	2009
U.S. federal income tax benefit at statutory rate	$(7,154)	$(42,144)	$(15,142)
Differences in foreign income tax rates	(1,660)	(694)	(4,756)
State income taxes—net of U.S. federal income tax benefit	(81)	1,158	(2,096)
Change in income tax rates	(383)	(178)	—
Goodwill impairment	—	10,355	—
Valuation allowance	11,476	7,937	—
Nondeductible expenses distributed to partners	33	10	13
Nondeductible expenses and other	1,857	1,431	(392)

Total provision for income taxes	$4,088	$(22,125)	$(22,373)

Effective tax rate	(20%)	18%	52%

In 2010, the income tax benefit reflects the utilization of certain net operating losses (“NOLs”) that were carried back to periods with taxable income. In 2011, the Company was unable to utilize its remaining NOLs as it has recorded a valuation allowance to offset any deferred tax asset created as a result of any NOLs.

At December 31, 2011 and 2010, a valuation allowance of $24,299 and $11,492, respectively, was recorded against deferred tax assets and NOLs carryforwards. The valuation allowance increased $12,807 and $11,492 during the years ended December 31, 2011 and 2010, respectively. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

	$(7,154)	$(7,154)	$(7,154)
	2011	2010	2009
Balance at beginning of period	$1,046	$—	$—
Gross increases for tax positions taken in prior year	913	—	—
Gross increases for tax positions taken in current year	—	1,046
Settlement of uncertain tax position with tax authorities	—	—	—
Lapse of statute of limitations related to uncertain tax positions	—	—	—
Foreign currency translation	(20)	—	—

Balance at end of period	$1,939	$1,046	$—

If the Company and its subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in other current liabilities on the consolidated balance sheet and other income-net on the consolidated statement of operations. Any interest related to this reserve would be accrued at the Internal Revenue Service or other tax jurisdiction applicable rate and included in accrued interest payable on the Company’s consolidated balance sheet and included in interest expense — net on the consolidated statement of operations.

At December 31, 2011, 2010 and 2009, U.S. income taxes were not provided on earnings of EM Canada, EMC’s non-U.S. subsidiary, because the Company has invested, or expects to invest, the undistributed earnings indefinitely. If in the foreseeable future these earnings are repatriated to the United States or if the Company determines that the earnings will be remitted, additional tax provisions may be required. Additionally, the Company does not expect any earnings to be distributed from EMGH and its subsidiaries to EM II LP, as these earnings are considered to be permanently invested.

The Company as a reporting entity and not a taxpaying entity is not subject to the general statute of limitations period for assessment of tax. However, the Company’s subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008—2011
Various States	2005—2011
Various Foreign	2007—2011

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

12. Commitments and contingencies

Operating leases—Through its subsidiaries, the Company leases various properties, warehouses, equipment, vehicles and office space under operating leases with remaining terms ranging from one to nine years with various renewal options of up to 20 years. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases is as follows:

	Year ended December 31,
	2011	2010	2009
Operating lease rental expense	$4,975	$3,871	$3,736

Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year for years beginning after December 31, 2011 are:

2012	$3,975
2013	2,864
2014	1,996
2015	1,096
2016	212
Thereafter	560

Total	$10,703

Employment agreements—In the ordinary course of business, the Company has entered into employment contracts with certain executives. Among other things, the employment agreements provide for minimum salary levels, incentive bonuses and other compensation. Employment agreement terms also include payments to the executive in the event of termination of employment. The payments, among other things, may include cash severance, continuation of medical and other insurance benefits and acceleration of the vesting of certain equity-based awards, depending on, among other factors, the circumstances surrounding termination.

Legal proceedings—The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

On April 1, 2011, a customer notified the Company that it intends to pursue its remedies under the warranty provisions contained in the customer’s purchase order contract due to certain alleged manufacturing defects with products sold by the Company. The Company has evaluated the information provided by the customer and believes it has various defenses to the customer’s potential claim. Should this claim result in the recording of a liability, the Company believes the range of loss would be approximately $0 to $1,500. The Company has not accrued an amount related to this matter at December 31, 2011.

Related to this claim, the customer has withheld payment of certain receivables due to the Company in the amount of approximately $955. Although the Company believes that these receivables will be collected upon resolution of the matter, due to the uncertainty of collectability as a result of the outstanding warranty claim, the Company fully reserved for these receivables during the year ended December 31, 2011.

The Company believes amounts paid to the customer, if any, will be recoverable from the original supplier of the products and believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements. There can be no assurance that the Company’s losses related to the claim will not exceed the Company’s estimated range of loss, that the Company will be able to recover any or all of the receivables owed to it by the customer or that the Company will be able to recover any amounts from the original supplier of the products related to these matters.

13. Concentration of risks

For the years ended December 31, 2011, 2010 and 2009, the Company’s ten largest customers and ten largest suppliers represented the following percentages of sales and product purchases:

	Year ended December 31,
	2011	2010	2009
Top 10 customers as a percentage of sales	33%	28%	26%
Top 10 suppliers as a percentage of product purchases	52%	39%	38%

No one customer accounted for more than 10% of the Company’s sales in any of the periods presented. During the year ended December 31, 2011, the Company’s largest supplier accounted for approximately and 11% of product purchases. No one supplier accounted for more than 10% of the Company’s product purchases during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2011, 2010 and 2009, the Company derived the following percentage of total sales from customers in the oil and gas industry:

	Year ended December 31,
	2011	2010	2009
Percentage of sales derived from the oil & gas industry	89%	82%	77%

Financial instruments that would potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. However, concentration of credit risk with respect to accounts receivable is limited due to the large number of entities comprising the customer base.

14. Segment and geographic area information

Since January 1, 2008, the Company has managed its operations in two geographic markets – the Western Hemisphere and the Eastern Hemisphere. Effective January 1, 2011, the Company aligned its finance and accounting functions to support these two geographic markets and concluded that each of the two geographic markets meets the definition of a reportable segment based on the financial information used by the Company’s chief operating decision maker, the Company’s Chief Executive Officer. Within each geographic market, the Company’s operations have similar characteristics, products, types of customers, purchasing and distribution methods and regulatory environments.

The Western Hemisphere distributes specialty steel pipe, pipe components, valves, high-grade structural sections and plates for use in environments that are highly corrosive, abrasive, extremely high or low temperature and/or involve high pressures. The Western Hemisphere is headquartered in Houston, Texas and markets products to customers primarily in the United States, Canada and Latin America.

The Eastern Hemisphere distributes high-grade steel tubes, plates and sections to primarily the offshore oil and gas industry. The Eastern Hemisphere’s primary operations are located in Newbridge (Scotland), Singapore and Dubai (United Arab Emirates (UAE)) with divisional offices in Darlington (England), London (England), Mumbai (India) and Gurgaon (India) and representative offices in Perth (Australia), Shanghai (China), Paris (France) and Jakarta (Indonesia). The Company’s Bahraini joint venture operates in Saudi Arabia and serves the Saudi market.

Certain expenses of EM II LP, other non-trading expenses and certain assets and liabilities, such as certain intangible assets, are not allocated to the segments, but are included in General Company expenses. The accounting policies of the reportable segments are the same as those of the Company. The Company evaluates performance based on Company-wide income or loss from operations before income taxes not including nonrecurring gains or losses and discontinued operations. The Company accounts for sales between segments at a margin agreed to between segment management. The following table presents the financial information for each reportable segment. The prior period segment financial information has been recast to conform with the Company’s change in segments effective January 1, 2011.

	2011	2010	2009
Sales:
Western Hemisphere	$600,196	$397,920	$508,044
Eastern Hemisphere	335,623	233,690	285,119
Intersegment sales	(24,207)	(3,897)	(19,840)

	$911,612	$627,713	$773,323

Intersegment sales:
Western Hemisphere	$18,221	$1,859	$11,909
Eastern Hemisphere	5,986	2,038	7,931

	$24,207	$3,897	$19,840

Income (loss) from operations:
Western Hemisphere	$18,475	$(56,931)	$2,851
Eastern Hemisphere	33,601	22,015	25,504
General Company	(13,692)	(22,508)	(18,456)

	$38,384	$(57,424)	$9,899

Capital expenditures:
Western Hemisphere	$605	$629	$2,440
Eastern Hemisphere	592	15,479	2,454

	$1,197	$16,108	$4,894

Depreciation and amortization:
Western Hemisphere	$11,307	$11,473	$11,488
Eastern Hemisphere	2,469	1,748	1,545
General Company	7,315	7,048	7,103

	$21,091	$20,269	$20,136

Total assets:
Western Hemisphere	$292,853	$243,579	$332,775
Eastern Hemisphere	221,077	176,138	167,408
General Company	37,127	44,303	63,277

	$551,057	$464,020	$563,460

Total assets by geographic location:	2011	2010
United States	$288,730	$237,825
Canada	4,123	5,754
United Kingdom	111,108	95,337
Singapore	71,136	52,308
UAE	38,833	28,493
General Company	37,127	44,303

	$551,057	$464,020

External net sales by geographic location:	2011	2010	2009
United States	$563,321	$384,932	$486,246
Canada	18,654	11,129	9,889
United Kingdom	190,428	125,067	124,117
Singapore	71,331	75,636	119,622
UAE	67,878	30,949	33,449

	$911,612	$627,713	$773,323

The Company’s sales to external customers are based upon the Company’s selling location.

15. Derivatives and other financial instruments

Treasury policy and risk management—Management is responsible for raising financing for operations and managing liquidity, foreign exchange risk and interest rate risk. These risks are closely monitored and evaluated by management, including the Chief Financial Officer, the Treasurer and respective local accounting management for all Company locations. The Company enters into derivative financial instruments to manage certain exposures to these risks. The Company does not enter into any derivative instruments for trading or other speculative purposes. The Company’s derivative policy requires that only known firm commitments are hedged and that no trading in financial instruments is undertaken.

Currency exchange rate risk—The Company hedges against foreign currency exchange rate-risk, on a case-by-case basis, using a series of forward contracts to protect against the exchange risk inherent in its forecasted transactions denominated in foreign currencies. In these transactions, the Company executes a forward currency contract that will settle at the end of a forecasted period. Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created. To the extent the Company forecasts the expected foreign currency cash flows from the period the forward contract is entered into until the date it settles with reasonable accuracy, the Company significantly lowers a particular currency’s exchange risk exposure over the life of the related forward contract.

For transactions designated as foreign currency cash flow hedges, the effective portion of the change in the fair value (arising from the change in the spot rates from period to period) is deferred in accumulated other comprehensive income (loss) in the consolidated statements of partners’ (deficit) capital. These amounts are subsequently recognized in cost of sales in the consolidated statements of operations in the same period when the underlying transaction impacts the consolidated statements of operations, which generally will occur over periods of less than one year. The ineffective portion of the change in fair value (arising from the change in the value of the forward points or a mismatch in terms) is recognized in the period incurred. These amounts are recognized in selling, general and administrative expenses in the consolidated statements of operations.

Transactions hedged include forecasted purchase commitments. At December 31, 2011 and 2010 there were no derivatives designated as hedges outstanding or deferred gains or losses deferred in accumulated other comprehensive loss and the total notional amount of outstanding forward contracts not designated as hedging instruments at December 31, 2011 and 2010 was $56,005 and $27,738, respectively. The following table provides a balance sheet overview of the Company’s derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward contracts	n/a	$—	n/a	$—	n/a	$—	n/a	$—

Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	$241	Other current assets	$264	Accrued expense and other current liabilities	$(738)	Accrued expense and other current liabilities	$(88)

The following table discloses the effect of the Company’s derivative instruments designated as hedging instruments on the consolidated statements of operations:

	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)	$(2,519)
Derivatives designated as hedging instruments:	Gain (loss) recognized in OCI (effective portion)			Location reclassified from OCI to income	Gain (loss) reclassified from OCI to income (effective portion)			Location of gain (loss) recognized in income on derivative (ineffective portion)	Gain (loss) recognized in income on ineffective portion
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Foreign exchange forward contracts	$—	$—	$(1,319)	Cost of sales	$—	$—	$(2,519)	SG&A	$—	$—	$(439)
				SG&A			(274)
Interest rate swaps and collars	—	—	(2,409)	Interest Expense	—	—	(12,998)		—	—	—

	$—	$—	$(3,728)		$—	$—	$(15,791)		$—	$—	$(439)

The following table discloses the impact on the Company’s consolidated statements of operations of derivative instruments not designated as hedging instruments for the years ended December 31, 2011, 2010 and 2009:

	Location of gain (loss)	Recognized gain (loss) in income
	recognized in income	2011	2010	2009
Derivatives not designated as hedging instruments
Forward contracts	SG&A	$(1,483)	$479	$326
Interest rate swaps and collars	Other income-net	—	—	(316)

At December 31, 2011 and 2010, the cumulative effect of currency translation adjustments was a loss of $25,648 and $25,531, respectively, and is included within accumulated other comprehensive loss on the consolidated balance sheets. Currency translation adjustments included within accumulated other comprehensive loss on the consolidated balance sheets are the result of the translation of the Company’s foreign subsidiaries financial statements that have a functional currency other than the U.S. dollar.

Interest rate risk— The Company’s variable interest rate risk is limited to cash borrowings under the Company’s credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short-term nature of these borrowings. There were no interest rate derivatives outstanding at December 31, 2011 and 2010.

Credit risk—By using derivative instruments to manage its risk exposure, the Company is subject to credit risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative instrument. The Company attempts to limit this risk by entering into derivative instruments with counterparties which are banks with high credit ratings assigned by international credit rating agencies.

16. Fair value

The Company classifies financial assets and liabilities that are measured and reported at fair value on a recurring basis using a hierarchy based on the inputs used in measuring fair value.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:

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

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011 and 2010 are as follows:

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$—	$241	$—	$241	$—	$264	$—	$264
Asset held for sale	—	—	—	—	5,224	—	—	5,224

Total financial assets	$—	$241	$—	$241	$5,224	$264	$—	$5,488

Financial liabilities:
Forward contracts	$—	$(738)	$—	$(738)	$—	$(88)	$—	$(88)

Total financial liabilities	$—	$(738)	$—	$(738)	$—	$(88)	$—	$(88)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis (e.g., property, plant and equipment) and are subject to fair value adjustments under certain circumstances. In 2010, using appropriate valuation techniques, the Company adjusted the carrying value of goodwill and recorded an impairment charge as follows:

	Level 1	Level 2	Level 3	Impairment charges
Goodwill (see Note 6)	$—	$—	$22,912	$62,805

The fair value estimate was based primarily on the combination of a discounted cash flow valuation and comparable company market value approach to determine the fair value of the Company’s reporting units, which are Level 3 inputs. See Note 6 for additional information.

The comparison of carrying value and fair value of the EMC senior secured notes at December 31, 2011 and 2010 is presented below:

	2011		2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
EMC Senior Secured Notes	$462,032	$404,550	$461,292	$406,875

The fair value of the EMC senior secured notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the consolidated balance sheet date.

The fair value amounts shown are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of these financial instruments.

The Company believes that the carrying amount of its other financial assets and liabilities approximates their fair values due to their short term nature.

17. Employee benefit plans

The Company has varying benefit arrangements for its employees. These arrangements vary by the employee’s employment location. The Company has two primary plans which provide benefits to employees based in the United States (“U.S. Benefit Plan”) and the United Kingdom (the “U.K. Benefit Plan”). Both the U.S. and U.K. Employee Benefit Plans work on a defined contribution basis, whereby both the employee and the employer contribute a percentage of the employee’s salary each month, depending on the level and length of service of the employee. Contributions by the Company are discretionary.

U.S. employees—The Company maintains a 401(k) plan for all U.S. employees who have met the eligibility requirements to participate. Under the plan, employees may contribute up to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. For each employee contributing to the plan in a particular year, the Company matches 50% of up to 6% of that employee’s compensation contributed by the employee to the plan. The plan provides that employees’ contributions will be 100% vested at all times and that the Company’s contributions vest over a five-year period. The Company contributed $506, $491 and $390, to this plan for the years ended December 31, 2011, 2010 and 2009, respectively.

United Kingdom employees—The U.K. Benefit Plan is a money purchase for its employees in the United Kingdom whereby benefits at retirement are dependent upon the level of contributions made, the investment return achieved, the charges deducted from the fund and the cost of buying a pension at retirement. Both the employee and employer contribute a percentage of the employees’ salary each month, based on the level and length of service. Contributions to the U.K. Benefit Plan were $531, $850 and $831 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also maintains certain smaller defined contribution plans for employees of other countries and recognizes contribution expense to those plans in the period incurred. Such amounts were not material to the financial statements for the years ended December 31, 2011, 2010 and 2009.

18. Related-party transactions

An employee pension fund of the ultimate parent company of a customer of EM II LP owns approximately 14%, on a fully diluted ownership basis, of the EM II LP common units. For the years ended December 31, 2011, 2010 and 2009, the Company had sales to this customer of $45,438, $19,111 and $13,914, respectively. The Company had $10,858 and $5,917 of accounts receivable from this customer included in accounts receivable on its consolidated balance sheets at December 31, 2011 and 2010, respectively.

The Company made payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in EM II LP as follows:

	December 31,
	2011	2010	2009
Payments to JCP	$87	$60	$66

B&L acquired certain assets, working capital and other contractual liabilities of Bourland & Leverich Holding Company and Subsidiaries on August 19, 2010. In connection with the acquisition, EMC invested $10,000 in exchange for 14.5% of the common equity in B&L. The Company’s President and Chief Executive Officer serves as non-executive chairman of the board of directors of B&L. B&L is controlled by JCP. In addition, certain JCP employees, who serve as directors of the general partner of EM II LP, serve on the board of directors of B&L.

EMC entered into a service agreement with B&L to provide certain general and administrative services including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses. Selling, general and administrative expense, net of service fee income on the consolidated statements of operations includes $2,000 and $740 for the year ended December 31, 2011 and the period August 19, 2010 through December 31, 2010, respectively. Reimbursable administrative expenses paid by the Company on behalf of B&L, which are reimbursed by B&L, were $494 and $60 in the year ended December 31, 2011 and the period August 19 through December 31, 2010, respectively.

In the normal course of business, the Company purchased $62 and $1,058 of products from B&L during the year ended December 31, 2011 and the period August 19 through December 31, 2010, respectively. At December 31, 2011 the Company had accounts receivable of $4 from B&L included on its consolidated balance sheet. At December 31, 2010 the Company had accounts payable of $3 to B&L included on its consolidated balance sheet.

In August 2010, B&L granted equity awards to the Company’s Chief Executive Officer and certain Company employees. The equity awards include 800 Class A restricted units, 1,206 Class A unit options and 1,041.55 Class B units, all of which vest over a five year period. The per unit fair value of a restricted unit was estimated to be $1,075 based on a valuation methodology which uses a combined discounted cash flow valuation and comparable company market value approach which is divided by the total outstanding Class A common units to determine the fair value of a common unit at the grant date.

The fair value of each unit option of $745 was based on the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes pricing model were as follows:

Weighted average Black-Scholes assumptions:	2010
Risk-free interest rate	1.87%
Expected volatility	75%
Expected dividend yield	None
Expected term (in years)	6.5 years

As no historical data was available, the Company calculated the expected term for employee unit options using the simplified method in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The Company based the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term at the grant date. The volatility used to value unit options is based on an average of historical volatility of companies in industries in which the Company operates and for which the Company believes are comparable.

The fair value of a Class B common unit was estimated to be $748 based on a valuation methodology, which uses a combined discounted cash flow valuation and comparable company market value approach which was divided by the total outstanding Class A common units, including Class A restricted units and options, to determine the fair value of a Class B common unit at the grant date.

The difference in fair value of a Class A and Class B unit is due to the significant differences in seniority and distribution rights. The Class A units first receive their liquidation preference then participate in the remaining proceeds pro rata with Class B units. Given the Class A seniority and participation feature, its fair value is higher than that of Class B.

Unit-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. The valuation approaches used by the Company in determining the fair value of equity awards and the related compensation expense require the input of highly subjective assumptions. For example, the discounted cash flow approach uses management’s estimates related to projections of revenues and expenses and related cash flows based on assumed long term growth rates and demand trends, expected future investments to grow the business and a risk-adjusted discount rate. The market approach includes management’s assumption of comparable companies based on corresponding financial metrics of publicly traded firms in similar lines of business to the Company’s historical and/or projected financial metrics.

Selling, general and administrative expense, net of service fee income, for the years ended December 31, 2011 and 2010, includes $508 and $186, respectively, of compensation expense related to the B&L equity awards.

19. Consolidating financial information

In connection with the issuance of the EMC senior secured notes by EMC (“Issuer” in the tables below), EM II LP (“Parent” in the tables below) issued a full and unconditional guarantee of the EMC senior secured notes. EMC is EM II LP’s only U.S. subsidiary. EM II LP’s non-U.S. subsidiaries, including EMGH Limited and its subsidiaries and EMC’s non-U.S. subsidiary, EM Canada, have not issued guarantees for the EMC senior secured notes and are referred to as the Non-guarantor subsidiaries in the condensed consolidating financial information presented below.

The following tables present the consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries at December 31, 2011 and 2010 and the years ended 2011, 2010 and 2009. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany sales and expenses.

Consolidating balance sheets

	December 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$2,558	$23,660	$—	$26,218
Accounts receivable—net	—	118,277	80,386	—	198,663
Intercompany accounts receivable	—	12,899	2,516	(15,415)	—
Inventory	—	114,930	81,074	—	196,004
Income tax receivable	—	819	390	—	1,209
Prepaid expenses and other current assets	—	5,778	2,838	—	8,616
Affiliated interest receivable	—	4,874	—	(4,874)	—
Deferred tax asset—net	—	—	209	—	209

Total current assets	—	260,135	191,073	(20,289)	430,919
Property, plant and equipment, net	—	9,666	35,844	—	45,510
Distributions in excess of earnings and investment in subsidiaries	(152,245)	65	—	152,180	—
Goodwill	—	—	22,965	—	22,965
Other intangible assets, net	—	11,334	14,113	—	25,447
Other assets	—	14,758	1,079	(2,801)	13,036
Intercompany long-term notes receivable	—	84,855	—	(84,855)	—
Investment in unconsolidated affiliate	—	13,180	—	—	13,180

Total assets	$(152,245)	$393,993	$265,074	$44,235	$551,057

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$—	$81,966	$65,236	$—	$147,202
Intercompany accounts payable	—	2,517	12,927	(15,444)	—
Other current liabilities	—	41,232	16,807	(4,841)	53,198

Total current liabilities	—	125,715	94,970	(20,285)	200,400
Deferred tax liability, net	—	932	3,612	—	4,544
Other long-term liabilities	2,808	86	697	(2,808)	783
Long-term debt and capital lease	—	480,554	104,684	(84,855)	500,383

Total liabilities	2,808	607,287	203,963	(107,948)	706,110

Total (deficit) capital	(155,053)	(213,294)	61,111	152,183	(155,053)

Total liabilities and (deficit) capital	$(152,245)	$393,993	$265,074	$44,235	$551,057

	December 31, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
ASSETS:
Cash and cash equivalents	$—	$32,408	$30,070	$—	$62,478
Accounts receivable—net	—	51,486	53,345	—	104,831
Intercompany accounts receivable	—	4,953	462	(5,415)	—
Inventory	—	76,045	52,437	—	128,482
Income tax receivable	—	19,417	178	—	19,595
Prepaid expenses and other current assets	—	3,525	2,514	—	6,039
Affiliated interest receivable	—	5,456	—	(5,456)	—
Deferred tax asset—net	—	—	35	—	35
Asset held for sale	—	—	5,224	—	5,224

Total current assets	—	193,290	144,265	(10,871)	326,684
Property, plant and equipment, net	—	11,928	37,359	—	49,287
Distributions in excess of earnings and investment in subsidiaries	(128,539)	2,110	—	126,429	—
Goodwill	—	—	22,912	—	22,912
Other intangible assets, net	—	19,617	21,149	—	40,766
Other assets	—	12,333	1,195	—	13,528
Intercompany long-term notes receivable	—	95,855	—	(95,855)	—
Investment in unconsolidated affiliate	—	10,843	—	—	10,843

Total assets	$(128,539)	$345,976	$226,880	$19,703	$464,020

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$—	$29,292	$39,520	$—	$68,812
Intercompany accounts payable	—	—	3,618	(3,618)	—
Other current liabilities	—	35,622	10,772	(5,206)	41,188

Total current liabilities	—	64,914	53,910	(8,824)	110,000
Deferred tax liability, net	—	—	5,470	—	5,470
Other long-term liabilities	2,723	167	152	(2,723)	319
Long-term debt and capital lease	—	461,292	114,298	(96,097)	479,493

Total liabilities	2,723	526,373	173,830	(107,644)	595,282

Total (deficit) capital	(131,262)	(180,397)	53,050	127,347	(131,262)

Total liabilities and (deficit) capital	$(128,539)	$345,976	$226,880	$19,703	$464,020

Consolidating statement of operations

	For the year ended December 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$581,542	$354,277	$(24,207)	$911,612
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	509,980	291,335	(24,207)	777,108
Selling, general and administrative expense, net of service fee income	86	45,871	29,072	—	75,029
Depreciation and amortization expense	—	11,086	10,005	—	21,091

Total operating expenses	86	566,937	330,412	(24,207)	873,228

(LOSS) INCOME FROM OPERATIONS	(86)	14,605	23,865	—	38,384
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	3,680	—	—	3,680
Other income (expense)—net	—	441	934	(9)	1,366
Interest expense—net	—	(49,742)	(14,128)	—	(63,870)
Equity in earnings (losses) of subsidiaries	(24,730)	(1,127)	—	25,857	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(24,816)	(32,143)	10,671	25,848	(20,440)
INCOME TAX EXPENSE	—	1,337	2,751	—	4,088

NET (LOSS) INCOME	(24,816)	(33,480)	7,920	25,848	(24,528)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	288	—	288

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(24,816)	$(33,480)	$7,632	$25,848	$(24,816)

	For the year ended December 31, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$386,779	$244,830	$(3,896)	$627,713
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	341,851	198,852	(3,896)	536,807
Selling, general and administrative expense, net of service fee income	28	42,109	23,119	—	65,256
Depreciation and amortization expense	—	11,325	8,944	—	20,269
Impairment of goodwill	—	54,539	8,266	—	62,805

Total operating expenses	28	449,824	239,181	(3,896)	685,137

(LOSS) INCOME FROM OPERATIONS	(28)	(63,045)	5,649	—	(57,424)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	—	—	1,029	—	1,029
Other income (expense)—net	—	1,713	(1,523)	—	190
Interest expense—net	—	(49,403)	(14,805)	—	(64,208)
Equity in (losses) earnings of subsidiaries	(98,274)	(1,870)	—	100,144	—

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(98,302)	(112,605)	(9,650)	100,144	(120,413)
INCOME TAX BENEFIT	—	(22,124)	(1)	—	(22,125)

NET (LOSS) INCOME	(98,302)	(90,481)	(9,649)	100,144	(98,288)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	14	—	14

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(98,302)	$(90,481)	$(9,663)	$100,144	$(98,302)

	For the year ended December 31, 2009
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
SALES	$—	$498,155	$295,009	$(19,841)	$773,323
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	—	446,294	246,453	(20,152)	672,595
Selling, general and administrative expense, net of service fee income	38	46,798	23,857	—	70,693
Depreciation and amortization expense	—	11,378	8,758	—	20,136

Total operating expenses	38	504,470	279,068	(20,152)	763,424

(LOSS) INCOME FROM OPERATIONS	(38)	(6,315)	15,941	311	9,899
OTHER INCOME (EXPENSE):
Other income (expense)—net	—	361	1,086	—	1,447
Loss on prepayment of debt	—	(5,432)	(2,091)	—	(7,523)
Interest expense—net	—	(32,758)	(14,327)	—	(47,085)
Equity in (losses) earnings of subsidiaries	(20,851)	(972)	—	21,823	—

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(20,889)	(45,116)	609	22,134	(43,262)
INCOME TAX BENEFIT	—	(17,591)	(4,782)	—	(22,373)

NET (LOSS) INCOME	(20,889)	(27,525)	5,391	22,134	(20,889)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	—	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON PARTNERSHIP INTERESTS	$(20,889)	$(27,525)	$5,391	$22,134	$(20,889)

Consolidating statement of cash flows

	For the year ended December 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash used in operating activities	$—	$(57,585)	$7	$—	$(57,578)

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(438)	(2,410)	—	(2,848)
Proceeds from sale of property, plant, and equipment	—	2	6,275	—	6,277

Net cash (used in) provided by investing activities	—	(436)	3,865	—	3,429

Cash flows from financing activities:
Deferred financing costs	—	(775)	(534)	—	(1,309)
Principal payments of long-term debt and capital lease	—	—	(379)	—	(379)
Proceeds from EM Revolving Credit Facility	—	168,495	2,000	—	170,495
Payments to EM Revolving Credit Facility	—	(149,972)	—	—	(149,972)
Proceeds (payments) for intercompany loans	—	11,000	(11,000)	—	—
Increase (decrease) in managed cash overdraft	—	(313)	481	—	168

Net cash provided by (used in) financing activities	—	28,435	(9,432)	—	19,003

Effect of exchange rate changes on cash	—	(264)	(850)	—	(1,114)

Net change in cash and cash equivalents	—	(29,850)	(6,410)	—	(36,260)
Cash and cash equivalents at beginning period	—	32,408	30,070	—	62,478

Cash and cash equivalents at end of period	$—	$2,558	$23,660	$—	$26,218

	For the year ended December 31, 2010
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$—	$16,618	$14,591	$(1,000)	$30,209

Cash flows from investing activities:
Purchase of PetroSteel business	—	(4,000)	—	—	(4,000)
Investment in unconsolidated affiliate	—	(10,000)	—	—	(10,000)
Purchases of property, plant, and equipment	—	(254)	(13,745)	—	(13,999)
Proceeds from sale of property, plant, and equipment	—	1,060	110	—	1,170

Net cash used in investing activities	—	(13,194)	(13,635)	—	(26,829)

Cash flows from financing activities:
Deferred financing costs	—	(1,209)	—	—	(1,209)
Principal payments of long-term debt and capital lease	—	(4,000)	(1,315)	1,000	(4,315)
Proceeds from EM Revolving Credit Facility	—	12,760	—	—	12,760
Payments to EM Revolving Credit Facility	—	(12,760)	—	—	(12,760)
Proceeds (payments) for intercompany loans	—	5,000	(5,000)	—	—
Increase (decrease) in managed cash overdraft	—	(603)	547	—	(56)

Net cash (used in) provided by financing activities	—	(812)	(5,768)	1,000	(5,580)

Effect of exchange rate changes on cash	—	(64)	(991)	—	(1,055)

Net change in cash and cash equivalents	—	2,548	(5,803)	—	(3,255)
Cash and cash equivalents at beginning period	—	29,860	35,873	—	65,733

Cash and cash equivalents at end of period	$—	$32,408	$30,070	$—	$62,478

	For the year ended December 31, 2009
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$(50)	$45,687	$46,233	$—	$91,870

Cash flows from investing activities:
Issuance of note receivable- affiliated	—	(100,855)	—	100,855	—
Purchase of PetroSteel business	—	(4,000)	—	—	(4,000)
Purchases of property, plant, and equipment	—	(2,300)	(1,840)	—	(4,140)
Proceeds from sale of property, plant, and equipment	—	28	148	—	176

Net cash used in investing activities	—	(107,127)	(1,692)	100,855	(7,964)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	460,624	—	—	460,624
Deferred financing costs	—	(13,311)	—	—	(13,311)
Principal payments of long-term debt and capital lease	—	(350,800)	(143,116)	—	(493,916)
Proceeds from EM Revolving Credit Facility	—	165,194	22,538	—	187,732
Payments to EM Revolving Credit Facility	—	(166,981)	(25,044)	—	(192,025)
Proceeds (payments) for intercompany loans	—	—	100,855	(100,855)	—
Increase (decrease) in managed cash overdraft	—	(2,642)	(6,334)	—	(8,976)

Net cash (used in) provided by financing activities	—	92,084	(51,101)	(100,855)	(59,872)

Effect of exchange rate changes on cash	—	(482)	473	—	(9)

Net change in cash and cash equivalents	(50)	30,162	(6,087)	—	24,025
Cash and cash equivalents at beginning period	50	(302)	41,960	—	41,708

Cash and cash equivalents at end of period	$—	$29,860	$35,873	$—	$65,733

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures at December 31, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees which is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters. The Code of Business Conduct and Ethics is available on the Legal and Compliance page of our website at www.edgenmurray.com.

Procedures for Partners to Nominate Director Candidates

The board of directors of our general partner is selected by and may be removed at any time by JCP. Therefore, there is no requirement for policies or procedures regarding the recommendations of partners for nominees to the board of directors.

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

Directors and executive officers

The board of directors of our general partner controls our management and activities. The board of directors of the general partner is selected by and may be removed at any time by JCP.

Our executive officers and the directors of our general partner are as follows:

Name	Age	Position
Daniel J. O’Leary	56	Chairman, President, Chief Executive Officer and Director
David L. Laxton, III	62	Executive Vice President and Chief Financial Officer
Craig S. Kiefer	57	Executive Vice President and Chief Operating Officer
Daniel D. Keaton	43	Senior Vice President and Chief Accounting Officer
Nicholas Daraviras	38	Director
James L. Luikart	66	Director
Edward J. DiPaolo	59	Director

Daniel J. O’Leary, President and Chief Executive Officer and Chairman and Director, has been involved in the steel pipe and distribution industries for more than 30 years. He has served as the President and Chief Executive Officer of EM II LP or our predecessor companies since August 2003 and as a member of the boards of directors of our general partner or of those predecessor companies since February 2003. He joined us as President and Chief Operating Officer in January 2003. Prior to joining us, Mr. O’Leary served as President and Chief Operating Officer of Stupp Corporation, an independent manufacturer of electric-

resistance welded custom steel line pipe, from 1995 to 2002. Prior to joining Stupp Corporation, he was Executive Vice-President and Chief Operating Officer of Maverick Tube Corporation, a pipe manufacturing company. He has also held management and executive positions with Red Man Pipe & Supply Company and Lone Star Steel Company. Mr. O’Leary is a former Vice-Chairman of the Committee on Pipe and Tube Imports and a member of the National Association of Steel Pipe Distributors. Mr. O’Leary is a graduate of the University of Tulsa with a B.S. in Education. The board believes that Mr. O’Leary’s depth of experience in the custom steel and pipe industry enables him to bring a unique and valuable business and managerial perspective to the Company.

David L. Laxton, III, Executive Vice President and Chief Financial Officer, has more than 20 years of experience in industrial distribution. Mr. Laxton has served as the Executive Vice President and Chief Financial Officer of EM II LP or of our predecessor companies since joining us in 1996. Prior to joining us, Mr. Laxton served as Chief Financial Officer of a distributor of tube fittings, controls and filtration products from January 1991 to December 1996. Mr. Laxton has also held consulting positions with a big four accounting firm and with an investment banking firm. Mr. Laxton is currently Chairman of American Gateway Bank and is the former president of the Baton Rouge Chapter of the National Association of Purchasing Management. Mr. Laxton received a B.A. in History and an M.S. in Accounting from Louisiana State University.

Craig S. Kiefer, Executive Vice President and Chief Operating Officer, has more than 30 years of experience in the industrial distribution sector and manages our global operations. Mr. Kiefer joined us in April 2002 as the President of Service Industrial Supply Co. He was promoted to President of our Carbon Products Group in March 2003, became Executive Vice President—General Manager, Western Hemisphere in January 2008 and then was promoted to his current position as Chief Operating Officer in June 2011. Prior to joining us, Mr. Kiefer was President and Chief Executive Officer of Service Industrial Supply Co., which he formed in 1979 and which was acquired by us in 2002.

Daniel D. Keaton, Senior Vice President and Chief Accounting Officer, has worked in the finance and accounting department at Edgen Murray in roles of increasing responsibility for over 15 years. Prior to his current role, he has been Vice President and Chief Financial Officer of our Western Hemisphere operations since 2008 and was Vice President and Controller of Edgen Murray Corporation, a subsidiary of ours, since 2004. Mr. Keaton was appointed to his current position in February 2011. Prior to joining us, Mr. Keaton served as the controller for a heavy equipment manufacturer and also provided audit and advisory services with a big four accounting firm. Mr. Keaton received a B.A. in Accounting from Louisiana State University.

Nicholas Daraviras, Director, has served on the board of directors of our general partner or of our predecessor companies since February 2005. Mr. Daraviras is a Managing Director of JCP. He joined JCP in 1996. Mr. Daraviras also serves as a director of The Sheridan Group, Inc and Carrols Restaurant Group, Inc. Mr. Daraviras received his B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. The board believes that Mr. Daraviras’ financial expertise and experience advising portfolio companies of JCP enable him to assist the board and us in effectively pursuing financing and acquisition opportunities.

James L. Luikart, Director, has served on the board of directors of the general partner or of our predecessor companies since February 2005. Mr. Luikart is Executive Vice President of the general partner of Fund IV and one of the managing members of JCP. Mr. Luikart joined JCP in 1995 after spending more than 20 years with Citicorp, of which the last seven years were as Vice President of Citicorp Venture Capital, Limited. Mr. Luikart also serves as a director of The Sheridan Group, Inc. Mr. Luikart received a B.A. in History, magna cum laude from Yale University and an M.I.A. from Columbia University. The board believes that Mr. Luikart’s extensive experience in the financial services industry, together with his background in advising portfolio companies of JCP, brings valuable insight, especially in the areas of financing and acquisition opportunities.

Edward J. DiPaolo, Director, has served on the board of directors of the general partner or of our predecessor companies since February 2005. Mr. DiPaolo has more than 25 years of experience in energy services through his employment with Halliburton Energy Services where he held several positions including Group Senior Vice President of Global Business Development and Senior Vice President of Global Business Development. In 2002, Mr. DiPaolo retired from Halliburton Energy Services. Since August of 2003, Mr. DiPaolo has provided consulting services to Growth Capital Partners, L.P., a company engaged in investments and merchant banking. Mr. DiPaolo currently serves as Chairman and Chief Executive Officer at Inwell, Inc. and as a director of Evolution Petroleum Corporation and Willbros Group Inc. Mr. DiPaolo previously served as a director of Boots & Coots International Well Control, Inc., Superior Well Services, Inc and Innicor Subsurface Technologies, Inc. Mr. DiPaolo received a B.S. in Agricultural Engineering from West Virginia University. The board believes that Mr. DiPaolo’s many years of experience in the energy industry, together with his background in finance, provide him with extensive knowledge of our industry.

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

Compensation discussion and analysis

This Compensation Discussion and Analysis, or CD&A, provides an overview of our executive compensation program and a description of the material factors underlying the decisions which resulted in the 2011 compensation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and two other individuals, namely, Mr. Craig Kiefer, our Chief Operating Officer (COO) and Mr. Daniel Keaton, our Chief Accounting Officer (CAO), who were serving as our executive officers at the end of 2011(collectively, the “named executive officers”). As of September 12, 2011, Mr. Michael Craig, who served as the managing director of our Eastern Hemisphere segment, is no longer employed by the Company.

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

Compensation process

Historically, as a private company, we have not had a formal compensation committee. Rather, Messrs. Daraviras, Luikart and DiPaolo (for purposes of this section, the Committee) have overseen the design and implementation of our compensation program for named executive officers and were charged with setting total compensation for all named executive officers including base salaries, incentive compensation and benefits at levels designed to meet the objectives of our executive compensation program.

The members of the Committee have significant experience with evaluating and setting compensation arrangements for executives. Accordingly, the Committee historically has not utilized a formal benchmarking process or the services of a compensation consultant to set the compensation levels of the named executive officers. Our Chief Executive Officer recommends levels of compensation for the other named executive officers. However, the Committee makes the final determination regarding the compensation of all named executive officers. Compensation for the Chief Executive Officer is determined by the Committee and generally reassessed on an annual basis.

Elements of compensation

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

Salaries for 2011 were established for our named executive officers at $446,250 for Mr. O’Leary, $325,000 for Mr. Laxton, $285,000, which was subsequently adjusted to $345,000 in June for Mr. Kiefer, $230,000 for Mr. Keaton and $233,955 for Mr. Craig.

Annual performance-based cash bonus. We maintain an Annual Performance-Based Cash Bonus Plan, or the Cash Bonus Plan, for eligible employees, including named executive officers, in order to motivate such employees to achieve designated annual financial targets. We believe the Cash Bonus Plan is an essential component of our executive compensation program because it assists us in attracting, motivating and retaining qualified executives by providing additional earning opportunities based on the named executive’s contributions to our financial success through the achievement of targeted EBITDA and working capital thresholds. We define EBITDA as net income (loss) from continuing operations before net interest expense, income taxes and depreciation and amortization.

On an annual basis, our CEO and CFO make recommendations to the Committee on the targeted EBITDA and working capital thresholds based on current market conditions and potential strategic initiatives, taking into account how the annual EBITDA target will contribute to our long term performance goals. Dependent upon the named executive officer’s scope of authority, the EBITDA target and working capital thresholds may be set at a Company, division or other business unit level. The Committee has final approval of the EBITDA target and working capital threshold. In addition, the Committee has discretion to adjust awards or the computation of the EBITDA target and working capital thresholds based on factors outside of the control of individual participants if considered appropriate by the Committee.

We determine the annual EBITDA target performance level through a budgeting process that involves the evaluation of current and anticipated market trends related to customers and vendors and an evaluation of general company expenses in support of business objectives for the relevant performance year. We believe that our EBITDA targets are moderately difficult to achieve. The Committee attempts to set our EBITDA targets so that the relative difficulty of achieving the targets is consistent among the named executive officers in any one year and from year to year.

As was the case in 2010, in 2011, due to continued uncertain market conditions stemming from the global economic recession, the CEO, CFO and the Committee determined that bonuses would not be granted under the Cash Bonus Plan and that EBITDA targets for 2011 would not be set and that any discretionary bonus would be determined by the board. Additionally, for 2011 and 2010, the named executive officers agreed to waive their participation in the Cash Bonus Plan, although such participation is provided for in their individual employment agreements as disclosed in “Employment agreements and potential payments upon termination or change of control.”

Equity-based incentive compensation

We established the Edgen Murray II, L.P. Incentive Plan, or the Incentive Plan, in 2007 to attract and retain employees, including named executive officers, by offering them a greater stake in our success in order for the employees to build a closer identity with us and to encourage ownership of our common units by such employees and directors. The Incentive Plan provides for the award of restricted common units that may be subject to time and/or performance based vesting. The general partner of the Company, in its sole discretion, determines the number of restricted common units to award to any of the named executive officers and the terms and conditions of such awards. There have been no awards granted to named executive officers under this plan since 2007.

In 2007, we established the Edgen Murray II, L.P. Option Plan, or the Option Plan, to attract employees, including named executive officers, to retain and to increase their efforts to make our business more successful and to enhance our value.

The Option Plan provides for the award of options to purchase common units at no less than their fair market value at the date the options are granted. The options are to have a 10-year term and are subject to such other terms and conditions, including vesting, as the general partner of EM II LP may determine. No awards were granted to named executive officers in 2011, 2010 and 2009.

Vesting of restricted units and unit options under our equity-based plans may be accelerated in the case of certain events, such as a change in control or an approved sale of our company or its subsidiaries. Such accelerated vesting is described more fully in the section below entitled “Potential payments upon termination or change in control.”

Perquisites

Perquisites for our named executive officers include auto allowances, supplemental health care payments, country club membership dues, life insurance premiums, tax preparation reimbursement, cell phone and overseas housing and commuting allowances, if applicable. Generally, all named executive officers receive similar perquisites; however, the exact perquisites are dependent upon specific circumstances and employment practices throughout the world. These perquisites help to provide competitive total compensation packages to the named executive officers, and we believe compare favorably with the perquisites provided by other employers in our industry who have officers with similar responsibilities.

General employee benefits

Health and welfare plans. We have established employee benefit plans for all employees, including medical, dental, group life, disability and accidental death and dismemberment insurance, in order to provide a competitive overall benefits package to attract and retain employees at all levels. Named executive officers are generally eligible to participate in such plans on the same basis as other employees.

Retirement plans. We have established several retirement plans, including the Edgen Corporation 401(k) Plan, or the 401(k) Plan. U.S. named executive officers participate in the 401(k) Plan on the same basis as other employees. The 401(k) Plan is tax-qualified and eligible employees may accumulate savings for retirement on a pre-tax basis. We make matching contributions to the 401(k) Plan on behalf of each employee of 50% of the employee’s contributions, up to a maximum of 6% of the employee’s eligible compensation. In addition, we may, from time to time, make discretionary profit sharing contributions, the amount of which is determined by us in our sole discretion. Company contributions to the 401(k) Plan vest 25% after the second year of employment, 50% after the third year of employment, 75% after the fourth year of employment and 100% after the fifth year of employment. The Company also maintains a defined contribution pension plan for the benefit of certain employees in the United Kingdom, in which Mr. Craig participated.

Executive time off. Our named executive officers receive a guaranteed amount of Paid Time Off, or PTO, pursuant to employment agreements which generally provide for four weeks of PTO. Our named executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. Under our PTO benefit program, upon a termination of employment, our employees (including the named executive officers) are not entitled to payment of any unused portion of PTO.

Summary compensation table

The following table sets forth certain information with respect to compensation earned for the years ended December 31, 2011, 2010 and 2009 by the named executive officers.

Name and principal positions	Year	Salary	Non-equity Incentive plan compensation	All other compensation(2)	Total
Daniel J. O’Leary	2011	$428,101	$—	$43,245	$471,346
Chairman, President and Chief Executive Officer	2010	312,375	—	1,477,270	1,789,645
	2009	379,313	—	30,723	410,036

David L. Laxton, III	2011	314,250	—	38,911	353,161
Executive Vice President and Chief Financial Officer	2010	227,500	—	552,973	780,473
	2009	276,250	—	30,110	306,360

Craig S. Kiefer	2011	315,116	—	31,208	346,324
Executive Vice President and Chief Operating Officer	2010	256,500	—	213,343	469,843
	2009	285,000	—	25,704	310,704

Daniel D. Keaton	2011	219,231	—	17,513	236,744
Senior Vice President and Chief Accounting Officer

Michael F.A. Craig (1)	2011	233,955	—	731,086	965,041
Executive Vice President—Managing Director, Eastern	2010	300,700	—	211,657	512,357
Hemisphere	2009	275,237	—	197,308	472,545

(1)	Mr. Craig’s salary compensation is denominated in U.K. pounds. Accordingly, salary compensation for Mr. Craig has been converted from U.K. pounds into U.S. dollars at the December 31, 2011, 2010 and 2009 average annual exchange rates of 1.00 U.K. pound = 1.60 U.S. dollars, 1.00 U.K. pound = 1.54 U.S. dollars, 1.00 U.K. pound = 1.57 U.S. dollars, respectively.

(2)	The amounts in this column represent the dollar value of certain perquisites and other compensation paid to, or on behalf of, the named executive officer and his beneficiaries, as follows:

Name	Year	Insurance premiums(a)	Automobile allowance	Supplemental health care payments(b)	Retirement plan contribution	Club membership	All other compensation	Total
Daniel J. O’Leary	2011	$13,066	$14,400	$—	$7,350	$7,385	$1,044	$43,245
David L. Laxton, III	2011	11,752	14,400	—	6,622	4,987	1,150	38,911
Craig S. Kiefer	2011	9,458	14,400	—	7,350	—	—	31,208
Daniel D. Keaton	2011	10,936	—	—	6,577	—	—	17,513
Michael F.A. Craig (c)	2011	—	—	—	28,766	—	702,320	731,086

(a)	Represents company-paid premiums for the medical, life, long term disability and other insurance plans maintained by us for the executive’s benefit.
(b)	Supplemental health care payments are paid in lump sum and are intended to supplement out of pocket health care costs, such as annual physicals for our U.S. named executive officers.
(c)	Mr. Craig is a U.K. national residing and working overseas in Singapore and is provided certain expatriate support including assistance with housing, commuting and other expenses associated with living abroad. In connection with the termination of Mr. Craig on September 12, 2011, Mr. Craig received certain severance benefits as provided for in a Severance Agreement and Release, the costs of which are included in the “all other compensation” column in the above table.

Grants of plan-based awards

During 2011, there were no annual performance bonuses under our Cash Bonus Plan, restricted common units under our Incentive Plan and options under our Option Plan awarded to our named executive officers.

Outstanding equity awards at year-end

The following table shows the number of total units consisting of outstanding options and unvested restricted common units held by our named executive officers on December 31, 2011. These outstanding equity awards have been granted to our named executive officers under our Option Plan and under our Incentive Plan, respectively.

	Option awards					Unit awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of units that have not vested	Market value of units that have not vested(1)	Equity incentive plan awards: number of unearned units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned units or other rights that have not vested
Daniel J. O’Leary (2)	800	200	—	$1,000	10/1/2017	—	$—	—	$—
David L. Laxton, III (3)	400	100	—	1,000	10/1/2017	—	—	—	—
Craig S. Kiefer (4)	230	170	—	1,000	7/1/2020	—	—	—	—
Daniel D. Keaton (5)	200	50	—	1,000	10/1/2017	—	—	—	—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit. The per unit market value of $1,360 reflects the fair value of units determined by management of the Company at December 31, 2011.
(2)	Represents grant to Mr. O’Leary of 1,000 options under the Option Plan on October 1, 2007, which vest in equal annual installments on October 1 of each year.
(3)	Represents grant to Mr. Laxton of 500 options under the Option Plan on October 1, 2007, which vest in equal annual installments on October 1 of each year.
(4)	Represents grant to Mr. Kiefer of 250 options under the Option Plan on October 1, 2007, which vest in equal annual installments on October 1 of each year and 150 options under the Option Plan on July 1, 2010, which vest in equal annual installments on July 1 of each year.
(5)	Represents grant to Mr. Keaton of 250 options under the Option Plan on October 1, 2007, which vest in equal annual installments on October 1 of each year.

Option exercises and units vested

The following table shows the number of common units acquired and the actual value received during 2011 by our named executive officers upon the exercise of unit options or the vesting of restricted unit awards.

	Option awards		Unit awards
Name	Number of units acquired on exercise	Value realized on exercise	Number of units acquired on vesting	Value realized on vesting(1)
Daniel J. O’Leary	—	$—	—	$—
David L. Laxton, III	—	—	—	—
Craig S. Kiefer	—	—	—	—
Daniel D. Keaton	—	—	—	—
Michael F. A. Craig	—	—	291	395,393

(1)	Our equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit, the fair value of units determined by our management at December 31, 2011.

Employment agreements and potential payments upon termination or change of control

Each of our named executive officers (other than Mr. Craig) is party to an employment agreement with us or one of our subsidiaries that provides for base salary, bonus opportunity and additional compensation. In addition, each named executive officer who has received a grant under our Incentive Plan and Option Plan is party to award agreements. The material terms of these agreements are described below with respect to each named executive officer, including the potential amounts payable to each named executive officer upon termination of his employment under various circumstances. The potential payments described below are estimated based on the assumption that such termination of employment occurred on December 31, 2011. Actual payments, if any, may be more or less than the amounts described below. The Committee believes that these employment agreements provide an incentive to the named executive officers to remain with us and serve to align the interests of the named executive officers with our interests, including in the event of a potential acquisition of our company.

Daniel J. O’Leary. Mr. O’Leary’s employment agreement with EMC, effective January 1, 2005, entitles him to a base salary of $446,250 per year subject to increase by the Board in its discretion. In addition to base salary, Mr. O’Leary is entitled to earn an annual bonus under the Cash Bonus Plan, described above, that is determined as a percentage of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the EBITDA target. The terms of the Cash Bonus Plan are described in more depth above under the caption “Annual performance-based cash bonus.”

Mr. O’Leary’s employment agreement also provides for a supplemental payment of $9,500 per year for miscellaneous expenses not directly reimbursed by us including, but not limited to, annual physical exams and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. O’Leary’s employment agreement provides that we will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. O’Leary’s beneficiaries and an automobile allowance of $1,200 per month.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. O’Leary’s employment with us is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. O’Leary’s right to any severance payments described below is conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with us and our affiliates’ and subsidiaries’ business and from soliciting customers, suppliers and employees away from us and our affiliates and subsidiaries for a period of twelve months following termination of employment. Accordingly, if Mr. O’Leary breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, we are entitled to terminate further severance payments and seek to enforce the non-competition and non-solicitation provisions.

If Mr. O’Leary’s employment is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. O’Leary’s employment with us terminates due to death, Mr. O’Leary’s beneficiaries will be entitled to the proceeds of a life insurance policy on the life of Mr. O’Leary in the amount of $1,000,000. In the event that payment of the proceeds is refused, we will commence payment to Mr. O’Leary’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.

If Mr. O’Leary’s employment is terminated by us without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro-rated bonus for the year of termination and continued medical and health benefits for a one-year period following such termination. Finally, if Mr. O’Leary’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for a one-year period following such termination.

If, during Mr. O’Leary’s employment with us, there occurs a change in control of our company, or an approved sale of our company, then Mr. O’Leary’s unvested restricted units will vest in full. If such change in control occurred on December 31, 2011, then 200 unit options would vest and become exercisable under the Option Plan, subject to the right of the administrator to accelerate the vesting of all options.

Assuming Mr. O’Leary’s employment was terminated under each of these circumstances on December 31, 2011, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$446,250	$—	$—	$10,104	$3,690	$—
Change of Control	446,250	—	—	10,104	3,690	3,591,386	(3)
Death(2)	446,250	—	—	—	—	—
Disability	446,250	—	—	—	—	—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit. The per unit market value of $1,360 reflects the fair value of units determined by management of the Company at December 31, 2011.
(2)	This amount is only payable in the event that payment of the proceeds of a $1,000,000 life insurance policy is refused. In such event, the Company will commence payment to Mr. O’Leary’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.
(3)	Includes equity awards with a fair market value of $3,519,386 million granted to Mr. O’Leary by B&L in connection with EMC’s investment in B&L on August 19, 2010.

David L. Laxton, III. Mr. Laxton’s employment agreement with EMC, effective January 1, 2005, entitles him to a base salary of $325,000 per year, subject to increase by the Board in its discretion. In addition to base salary, Mr. Laxton is entitled to earn an annual bonus under the Cash Bonus Plan that is determined as a percentage of his base salary based on our annual performance, but subject to a downward working capital adjustment. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Cash Bonus Plan are described in more depth above under the section entitled “Annual performance-based cash bonus.”

Mr. Laxton’s employment agreement also provides for a supplemental payment of $7,500 per year for miscellaneous expenses not directly reimbursed by us including, but not limited to, annual physical exams and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. Laxton’s employment agreement provides that we will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. Laxton’s beneficiaries and an automobile allowance of $1,200 per month.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Laxton’s employment with us is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. Laxton’s right to any severance payments described below is conditioned upon his continued compliance with the noncompetition and nonsolicitation provisions of his employment agreement, which prevent him from competing with our business and that of our affiliates and subsidiaries and from soliciting customers, suppliers and employees away from us and our affiliates and subsidiaries for a period of twelve months following termination of employment. Accordingly, if Mr. Laxton breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, we are entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. Laxton’s employment is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. Laxton’s employment with us terminates due to death, Mr. Laxton’s beneficiaries will be entitled to the proceeds of a life insurance policy on the life of Mr. Laxton in the amount of $1,000,000. In the event that payment of the proceeds is refused, we will commence payment to Mr. Laxton’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.

If Mr. Laxton’s employment is terminated by us without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro-rated bonus for the year of termination and continued medical and health benefits for a one-year period following such termination. Finally, if Mr. Laxton’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for a one-year period following such termination.

If, during Mr. Laxton’s employment with us, there occurs a change in control of our company or an approved sale of our company, then Mr. Laxton’s unvested restricted units will vest in full. If such change in control occurred on December 31, 2011, then 100 unit options would vest and become exercisable under the Option Plan, subject to the right of the administrator to accelerate the vesting of all options.

Assuming Mr. Laxton’s employment was terminated under each of these circumstances on December 31, 2011, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$325,000	$—	$—	$11,688	$2,535	$—
Change of Control	325,000	—	—	11,688	2,535	1,294,529	(3)
Death(2)	325,000	—	—	—	—	—
Disability	325,000	—	—	—	—	—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit. The per unit market value of $1,360 reflects the fair value of units determined by management of the Company at December 31, 2011.
(2)	This amount is only payable in the event that payment of the proceeds of a $1,000,000 life insurance policy is refused. In such event, the Company will commence payment to Mr. Laxton’s beneficiaries of twelve months of base salary continuation, up to a maximum of the annual base salary in effect at the time of death.
(3)	Includes equity awards with a fair market value of $1,258,529 granted to Mr. Laxton by B&L in connection with EMC’s investment in B&L on August 19, 2010.

Craig S. Kiefer. Mr. Kiefer’s employment agreement with EMC, effective July 28, 2010, entitles him to a base salary of $285,000 per year, to be reviewed for increase no less than annually by the Compensation Committee. In addition to base salary, Mr. Kiefer is entitled to earn an annual bonus under the EMC bonus plan currently in effect, that is determined as a percentage of his base salary and based strictly on the terms of the bonus plan. Mr. Kiefer is entitled to an annual bonus in the amount of 100% of his base salary.

Under Mr. Kiefer’s employment agreement, EMC provides an automobile allowance of $1,200 per month, health, dental and life insurance consistent with the general company policy, 401(k) plan benefits consistent with the general company policy, a company-provided cell phone and service and vacation policy consistent with our general company policy.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Kiefer’s employment with us is terminated, for certain reasons described below, upon signing a release of claims with us he may be entitled to severance payments. Mr. Kiefer’s right to any severance payments described below is also conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with our business and that of our affiliates and subsidiaries and from soliciting customers, suppliers and employees away from us and our affiliates and subsidiaries for a period of twenty-four months following termination of employment. Accordingly, if Mr. Kiefer breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, Mr. Kiefer is obligated to repay us, in cash, the total amount of severance payments made and we will have no further obligations to make additional severance payments.

If Mr. Kiefer’s employment is terminated due to disability, his employment agreement provides that he will be paid his base salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. Kiefer’s employment with us terminates due to death, Mr. Kiefer’s beneficiaries will be entitled to continued payment of Mr. Kiefer’s base salary (as in effect during the year of his death) for twelve months following his death and a pro-rated bonus, if earned, for the year in which such termination occurs. If Mr. Kiefer is terminated without cause or he terminates his employment upon a showing of good reason after July 28, 2011, his employment agreement provides that he is entitled to payment of his base salary for one year, other benefits in effect at the time of termination (such as health insurance, 401(k) participation, disability insurance, etc.) and any bonus accrued during the calendar year in which termination occurs to be paid in a lump sum on the date bonuses are customarily paid.

Finally, if Mr. Kiefer’s employment is terminated without cause, or upon a showing of good reason within one year of a change in control or Mr. Kiefer voluntarily terminates his employment on his own initiative on or after 275 days (but no later than 305 days) following a change in control, he is entitled to payment of base salary earned through the date of termination to be paid in a lump sum no later than 15 days after termination, one times the sum of his base salary at the rate in effect on his date of termination, any bonus accrued during the calendar year in which the termination occurs and paid in a lump sum on the customary date for bonus payments and other benefits then due and earned. If, however, Mr. Kiefer voluntarily terminates his employment and becomes actively involved in our company or our successor within 12 months of the date of voluntary termination, then obligations to pay base salary will cease.

Assuming Mr. Kiefer’s employment was terminated under each of these circumstances on December 31, 2011, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$345,000	$—	$—	$11,688	$76	$—
Change of Control	345,000	—	—	11,688	76	493,340	(2)
Death	345,000	—	—	—	—	—
Disability	345,000	—	—	—	—	—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit. The per unit market value of $1,360 reflects the fair value of units determined by management of the Company at December 31, 2011.
(2)	Includes equity awards with a fair market value of $432,140 granted to Mr. Kiefer by B&L in connection with EMC’s investment in B&L on August 19, 2010.

Daniel D. Keaton. Mr. Keaton’s employment agreement with EMC, effective February 8, 2011, provides for a one-year initial term of employment beginning on July 7, 2010 and for automatic successive one-year renewal terms (unless either party elects not to renew the employment by providing the other with 90 days prior written notice). Mr. Keaton’s employment agreement entitles him to a base salary of $230,000 per year, to be reviewed for increase no less than annually by the Compensation Committee. In addition to base salary, Mr. Keaton is entitled to earn an annual bonus under the EMC bonus plan currently in effect, that is determined as a percentage of his base salary and based strictly on the terms of the bonus plan. Mr. Keaton is entitled to an annual bonus in the amount of 75% of his base salary. Under Mr. Keaton’s employment agreement, Mr. Keaton is entitled to health, dental and life insurance consistent with the general company policy, 401(k) plan benefits consistent with the general company policy, a company-provided cell phone and service and vacation policy consistent with our general company policy.

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Keaton’s employment with us is terminated, for certain reasons described below, upon signing a release of claims with us he may be entitled to severance payments. Mr. Keaton’s right to any severance payments described below is also conditioned upon his continued compliance with the non-competition and non-solicitation provisions of his employment agreement, which prevent him from competing with our business and that of our affiliates and subsidiaries and from soliciting customers, suppliers and employees away from us and our affiliates and subsidiaries for a period of twenty-four months following termination of employment. Accordingly, if Mr. Keaton breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, Mr. Keaton is obligated to repay us, in cash, the total amount of severance payments made and we will have no further obligations to make additional severance payments.

If Mr. Keaton’s employment is terminated due to disability, his employment agreement provides that he will be paid his base salary over the twelve months following the termination date and a pro-rated bonus for the year of termination. If Mr. Keaton’s employment with us terminates due to death, Mr. Keaton’s beneficiaries will be entitled to continued payment of Mr. Keaton’s base salary (as in effect during the year of his death) for twelve months following his death and a pro-rated bonus, if earned, for the year in which such termination occurs. If Mr. Keaton is terminated without cause or he terminates his employment upon a showing of good reason after July 7, 2011, his employment agreement provides that he is entitled to payment of his base salary for one year, other benefits in effect at the time of termination (such as health insurance, 401(k) participation, disability insurance, etc.), and any bonus accrued during the calendar year in which termination occurs to be paid in a lump sum on the date bonuses are customarily paid.

Finally, if Mr. Keaton’s employment is terminated without cause, or upon a showing of good reason within one year of a change in control or Mr. Keaton voluntarily terminates his employment on his own initiative on or after 275 days (but no later than 305 days) following a change in control, he is entitled to payment of base salary earned through the date of termination, one times the sum of his base salary at the rate in effect on his date of termination, any bonus accrued during the calendar year in which the termination occurs and paid in a lump sum on the customary date for bonus payments, and other benefits then due and earned. If, however, Mr. Keaton voluntarily terminates his employment and becomes actively involved in our company or our successor within 12 months of the date of voluntary termination, then obligations to pay base salary will cease.

Assuming Mr. Keaton’s employment was terminated under each of these circumstances on December 31, 2011, such payments and benefits have an estimated value of:

	Cash severance	Bonus	Supplemental payment	Medical insurance continuation	Life insurance continuation	Value of accelerated equity and performance awards(1)
Without Cause	$230,000	$—	$—	$10,366	$76	$—
Change of Control	230,000	—	—	10,366	76	118,246	(2)
Death	230,000	—	—	—	—	—
Disability	230,000	—	—	—	—	—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as the number of units subject to vesting multiplied by $1,360 per unit. The per unit market value of $1,360 reflects the fair value of units determined by management of the Company at December 31, 2011.
(2)	Includes equity awards with a fair market value of $100,246 granted to Mr. Keaton by B&L in connection with EMC’s investment in B&L on August 19, 2010.

Compensation committee report

Messrs. Daraviras, Luikart and DiPaolo perform the functions of a compensation committee for our company and have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, Messrs. Daraviras, Luikart and DiPaolo recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Nicholas Daraviras James L. Luikart Edward J. DiPaolo

Compensation committee interlocks and insider participation

Messrs. Daraviras, Luikart and DiPaolo performed the functions of a compensation committee during the last year. None of them was, during the last year, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure under Item 404 of Regulation S-K other than as set forth in “Certain Relationships and Related Transactions and Director Independence.”

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationships exist between any member of the board of directors and any member of the compensation committee of any other company.

Director compensation

Our policy is not to pay director compensation to directors who are also our employees. We anticipate that each outside director will enter into compensation arrangements to be determined. One of our directors, Mr. DiPaolo, receives director fees as a director of the Company. For the year ended December 31, 2011, the Company paid Mr. DiPaolo $30,000 in director fees. No perquisites were extended to any director for the year ended December 31, 2011.

All of our directors are entitled to receive reimbursement of their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Compensation Risk

The board believes that the potential risks arising from our compensation policies and practices for all employees, including named executive officers, are not reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents for the named executive officers, the directors of the general partner, such directors and our executive officers as a group and each person or group that is known to us to be the beneficial owner of more than 5% of EM II LP’s common partnership units (the “units”) the number of EM II LP units and the percentage of EM II LP’s units beneficially owned at February 1, 2011.

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

Name	Number of outstanding common partnership units of EM II LP beneficially owned	Percentage of outstanding common partnership units of EM II LP beneficially owned
Greater than 5% holders:
Fund IV (1)	79,999	37%
General Electric Pension Trust (2)	30,000	14%
PPM America Private Equity Fund II LP (3)	14,000	6%
Pacific Street Fund LP (4)	14,000	6%
Named executive officers and directors:
Daniel J. O’Leary (5)	7,970	4%
David L. Laxton III (5)	3,830	2%
Craig S. Kiefer (5)	2,618	1%
Daniel D. Keaton (5)	982	*
Michael F. A. Craig (6)	3,702	2%
Nicholas Daraviras (7)	—	*
James L. Luikart (7)(8)	79,999	37%
Edward J. DiPaolo (9)	500	*

All executive officers and directors as a group (8 persons)	99,601	46%

*	Indicates less than 1%.
(1)	Consists of 69,458.87 units held by Jefferies Capital Partners IV L.P., 8,000.03 units held by Jefferies Employee Partners IV LLC and 2,540.10 units held by JCP Partners IV LLC, which are private equity investment funds managed by JCP. Brian P. Friedman, who is the President of the general partner of Fund IV, and James L. Luikart, who is the Executive Vice President of the general partner of Fund IV, are the managing members of the manager of these funds and may be considered the beneficial owners of the units owned by these funds, but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such units, except to the extent of each of their pecuniary interests therein. The address for each of the funds managed by Jefferies Capital Partners is 520 Madison Avenue, 10th Floor, New York, New York 10022.
(2)	General Electric Pension Trust is an employee benefit plan trust for the benefit of the employees and retirees of General Electric Company and its subsidiaries. GE Asset Management Incorporated is a registered investment adviser and acts as Investment Manager for the Trust. GE Asset Management may be deemed to beneficially share ownership of the shares owned by the Trust, but has no pecuniary interest in such shares. GE expressly disclaims beneficial ownership of all shares owned by the Trust. General Electric Pension Trust’s address is c/o GE Asset Management Incorporated, 1600 Summer Street, Stamford, Connecticut 06905.

(3)	The address of PPM America Private Equity Fund II LP is 225 W. Wacker Drive, Suite 1200, Chicago, IL 60606. PPM America Capital Partners II, LLC is the general partner of PPM America Private Equity Fund II LP and, as such, may be deemed to beneficially own the units held by PPM America Private Equity Fund II LP. PPM America Capital Partners II, LLC disclaims beneficial ownership of the units except to the extent of its pecuniary interest in PPM America Private Equity Fund II LP.
(4)	The address of Pacific Street Fund LP is c/o Twin Bridge Capital Partners, 225 W. Washington Street, Suite 1155, Chicago, IL 60606.
(5)	The address of each such person is c/o Edgen Murray Corporation, 18444 Highland Road, Baton Rouge, Louisiana 70809.
(6)	The address of Mr. Craig is 7 Tuas South Street 5, Tuas, Singapore 637136.
(7)	The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 10th Floor, New York, New York 10022.
(8)	Consists of 69,458.87 units held by Jefferies Capital Partners IV L.P., 8,000.03 units held by Jefferies Employee Partners IV LLC and 2,540.10 units held by JCP Partners IV LLC. Mr. Luikart, who is the Executive Vice President of the general partner of Fund IV, is a managing member of the manager of these funds and may be considered the beneficial owner of the units owned by these funds, but he expressly disclaims beneficial ownership of such units, except to the extent of his pecuniary interest therein.
(9)	The address of Mr. DiPaolo is GCP712 Main Street, Suite 2500, Houston, Texas 77002.

Equity Compensation Plan Information

Equity Compensation Plan Information

At December 31, 2011

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	10,025	$1,000	1,025
Equity compensation plans not approved by security holders(2)	—	—	—

Total	10,025	1,000	1,025

(1)	Includes restricted common units available for grant under the Edgen Murray II, L.P. Option Plan and Edgen Murray II, L.P. Incentive Plan.
(2)	Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Employment agreements

We have entered into employment agreements with certain of our officers. For more information regarding these agreements, see “Item 11. Executive Compensation—Equity-based incentive compensation—Employment agreements and potential payments upon termination or change of control.”

Management agreement

In connection with JCP’s acquisition of our predecessor, EMC entered into a management agreement with JCP. Pursuant to this management agreement, JCP may provide management, business and organizational strategy and merchant and investment banking services to us. In exchange for these services, we may pay JCP an annual management fee in an amount agreed to between JCP and us from time to time, plus reasonable out-of-pocket expenses. In addition, JCP may negotiate with us to provide additional management, financial or other corporate advisory services in connection with any transaction. The management agreement provides that JCP will be paid a transaction fee for such services rendered by JCP in an amount mutually agreed upon by JCP and us, plus reasonable out-of-pocket expenses. The management agreement has an initial term of ten years. No management fees have been paid under this agreement to date. We reimbursed JCP for expenses of $0.1 million during each of the years ended December 31, 2011, 2010 and 2009, respectively.

Bourland & Leverich Investment

In August of 2010, a newly formed entity controlled by JCP acquired B&L, a domestic oil country tubular goods business consisting of substantially all of the assets and certain specified liabilities of Bourland & Leverich Holding Company and its operating subsidiaries. In connection with the acquisition, EMC invested approximately $10.0 million in B&L, the investment vehicle that acquired the oil country tubular goods business, for approximately 14.5% of the equity of B&L. Additionally, EMC entered into a services agreement with B&L to provide advisory and administrative support services to B&L, such as information technology, human resources, treasury, tax, accounting and other services, for a $2.0 million annual fee. Daniel J. O’Leary serves as non-executive chairman of the board of directors for B&L, and Messrs. Daraviras, DiPaolo and Luikart serve on the board of directors for B&L.

On August 19, 2010, B&L granted certain equity awards to Messrs. O’Leary, Laxton and Kiefer in connection with the completion of the acquisition of B&L. Mr. O’Leary received 500 Class A restricted units and 1,206 Class A unit options with an aggregate fair market value of $1.4 million. Messrs. Laxton and Kiefer received 250 and 50 Class A restricted units, respectively, and 328.91 and 164.46 Class B units, respectively, with an aggregate fair value of $0.5 million and $0.2 million, respectively. These equity awards vest over a five-year period.

For the years ended December 31, 2011 and 2010, EMC had purchases from B&L of $0.1 million and $1.1 million in the normal course of business.

Jefferies & Company

The parent company of Jefferies & Company, Inc. is Jefferies Group. Mr. Brian P. Friedman, who is a director of Jefferies Group and Chairman of the Executive Committee of Jefferies & Company, Inc., is the President of the general partner of Fund IV and one of the managing members of JCP. Jefferies Group directly or indirectly has made a substantial investment in and has a substantial, non-voting economic interest in JCP and Fund IV and also serves as a lender to one of the funds comprising Fund IV. In addition, Jefferies Group employs and provides office space for JCP’s employees, for which JCP reimburses Jefferies Group on an annual basis. Mr. James L. Luikart is the Executive Vice President of the general partner of Fund IV, one of the managing members of JCP and a director of ours, and Mr. Nicholas Daraviras is a Managing Director of JCP and a director of ours.

Policy for approval of related party transactions

We do not have a formal policy for treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee selected, and the Board of Directors ratified, KPMG LLP to serve as the independent registered public accounting firm for the Company to perform the annual audit of our 2011 financial statements. Deloitte & Touche LLP performed the audit of our 2010 financial statements. We paid these independent registered public accounting firms the amounts set forth in the tables below for services provided in the last two years.

Audit fees represent the fees for audits of our annual financial statements and review of our quarterly financial statements included in our Forms 10-K and 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those years, such as any filings related to acquisitions, the issuance of consents and assistance with review of documents filed with the SEC. This category also includes fees incurred for accounting matters that arose during, or as a result of, the audit or review of interim financial statements and statutory audits required by non-U.S. jurisdictions.

Audit-related fees are those fees for services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included as audit fees. No such services were rendered by KPMG LLP or Deloitte & Touche LLP during the years ended December 31, 2011 and 2010, respectively.

Tax Fees are those fees for professional services rendered in connection with tax compliance, tax advice and tax planning.

All other fees represent amounts for services not classifiable under the other categories listed in the table above. No such services were rendered by Deloitte & Touche LLP during the year ended December 31, 2010; however, we did engage KPMG LLP during the year ended December 31, 2011 to audit certain expenditures required related to the construction of a new facility in Singapore, as required by the bank that financed the construction.

Principal accounting fees were as follows:

	2011	2010
Audit Fees	$2,206,479	$1,212,578
Audit-Related fees	7,836	—
Tax Fees	10,163	81,675
All Other Fees	—	—

The Audit Committee approved all of these fees in advance. The Audit Committee has adopted a Pre-Approval Policy that requires that the Audit Committee approve in advance the engagement letter and all audit fees set forth in such letter for the independent registered public accounting firm. In addition, the Audit Committee reviews proposed audit, audit-related, tax and other services that management desires the independent registered public accounting firm to perform to ensure that such services and the proposed fees related to the services will not impair the independent registered public accounting firm’s independence and that such services and fees are consistent with the rules established by the Securities and Exchange Commission.

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

Exhibit	Title

3.1	Amended and Restated Limited Partnership Agreement of Edgen Murray II, L.P. (incorporated by reference to Exhibit 3.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.1	Indenture, dated December 23, 2009, among Edgen Murray Corporation, Edgen Murray II, L.P., the other Guarantors as defined therein and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 4.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.2	Form of Edgen Murray Corporation, 12.25% Senior Secured Note due 2015 (included in Exhibit 4.1).

10.1	Intercreditor Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2	Credit Agreement, dated as of May 11, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2a	First Amendment to Credit Agreement, dated as of June 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3a to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2b	Second Amendment to Credit Agreement, dated as of August 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3b to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2c	Third Amendment to Credit Agreement, dated as of August 12, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3c to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2d	Fourth Amendment to Credit Agreement, dated as of September 17, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3d to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.2e	Fifth Amendment to Credit Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3e to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2f	Sixth Amendment to Credit Agreement, dated September 2, 2011, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, Edgen Murray Pte. Ltd., the Loan Parties party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Europe Limited, the Hong Kong and Shanghai Banking Corporation Limited and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2011 (SEC File No. 333-165928-01).

10.2g	Loan Party Joinder Agreement, dated as of January 28, 2010, between Edgen Murray do Brazil LTDA and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3f to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2h	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ I, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3g to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2i	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ II, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3h to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2j	Loan Party Joinder Agreement, dated as of February 16, 2010, between EMGH Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3i to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.3	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.4 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.4	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5*	Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Craig S. Kiefer and Edgen Murray Corporation.

10.5a	Amendment to Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Edgen Murray Corporation and Craig Kiefer (incorporated by reference to Exhibit 10.5a to the Company’s Form 10-K filed on March 24, 2011 (SEC File No. 333-165928-01).

10.6	Employment Agreement, dated as of February 8, 2011, by and between Edgen Murray Corporation and Daniel Dean Keaton (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 24, 2011 (SEC File No. 333-165928-01).

10.7	Severance Agreement and Release, dated August 24, 2011, by and between Michael Craig and Edgen Murray II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File No. 333-165928), filed on November 14, 2011.

10.8	Edgen Murray II, L.P. Incentive Plan (incorporated by reference to Exhibit 10.8 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.9	Edgen Murray II, L.P. 2007 Option Plan (incorporated by reference to Exhibit 10.9 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.10	Edgen Murray Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10.10 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

Exhibit	Title

10.11	Lease, dated as of December 16, 2005, by and among Murray International Metals Limited and Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.11 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.12	Guarantee, dated January 25, 2006, by Murray International Metals Pte. Limited in favor of Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.12 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated March 25, 2011 (incorporated by reference to the Company’s Form 8-K filed on March 25, 2011 (SEC File No. 333-165928-01).

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Separate financial statements of affiliates whose securities are pledged as collateral.

101.1	The following materials from Edgen Murray II L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Partners’ (Deficit) Capital and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

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

EDGEN MURRAY II, L.P.

Date: February 29, 2012	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Laxton, III and Daniel J. O’Leary, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2011 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J. O’Leary Daniel J. O’Leary	Chief Executive Officer, President and Director of the General Partner (Principal Executive Officer)	February 29, 2012

/s/ David L. Laxton, III David L. Laxton, III	Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Nicholas Daraviras Nicholas Daraviras	Director of the General Partner	February 29, 2012

/s/ James L. Luikart James L. Luikart	Director of the General Partner	February 29, 2012

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director of the General Partner	February 29, 2012

EXHIBIT

INDEX

Exhibit	Title

3.1	Amended and Restated Limited Partnership Agreement of Edgen Murray II, L.P. (incorporated by reference to Exhibit 3.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.1	Indenture, dated December 23, 2009, among Edgen Murray Corporation, Edgen Murray II, L.P., the other Guarantors as defined therein and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 4.1 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

4.2	Form of Edgen Murray Corporation, 12.25% Senior Secured Note due 2015 (included in Exhibit 4.1).

10.1	Intercreditor Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray II, L.P., JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2	Credit Agreement, dated as of May 11, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2a	First Amendment to Credit Agreement, dated as of June 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3a to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2b	Second Amendment to Credit Agreement, dated as of August 8, 2007, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3b to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2c	Third Amendment to Credit Agreement, dated as of August 12, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3c to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2d	Fourth Amendment to Credit Agreement, dated as of September 17, 2008, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3d to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2e	Fifth Amendment to Credit Agreement, dated as of December 23, 2009, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.3e to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2f	Sixth Amendment to Credit Agreement, dated September 2, 2011, by and among Edgen Murray Corporation, Edgen Murray Canada, Inc. and Edgen Murray Europe Limited, Edgen Murray Pte. Ltd., the Loan Parties party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Europe Limited, the Hong Kong and Shanghai Banking Corporation Limited and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2011 (SEC File No. 333-165928-01).

Exhibit	Title

10.2g	Loan Party Joinder Agreement, dated as of January 28, 2010, between Edgen Murray do Brazil LTDA and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3f to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2h	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ I, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3g to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2i	Loan Party Joinder Agreement, dated as of January 29, 2010, between EMBZ II, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3h to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.2j	Loan Party Joinder Agreement, dated as of February 16, 2010, between EMGH Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3i to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.3	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.4 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.4	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.5*	Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Craig S. Kiefer and Edgen Murray Corporation.

10.5a	Amendment to Amended and Restated Employment Agreement, dated as of July 28, 2010, by and between Edgen Murray Corporation and Craig Kiefer (incorporated by reference to Exhibit 10.5a to the Company’s Form 10-K filed on March 24, 2011 (SEC File No. 333-165928-01).

10.6	Employment Agreement, dated as of February 8, 2011, by and between Edgen Murray Corporation and Daniel Dean Keaton (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 24, 2011 (SEC File No. 333-165928-01).

10.7	Severance Agreement and Release, dated August 24, 2011, by and between Michael Craig and Edgen Murray II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File No. 333-165928), filed on November 14, 2011.

10.8	Edgen Murray II, L.P. Incentive Plan (incorporated by reference to Exhibit 10.8 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.9	Edgen Murray II, L.P. 2007 Option Plan (incorporated by reference to Exhibit 10.9 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.10	Edgen Murray Corporation Cash Bonus Plan (incorporated by reference to Exhibit 10.10 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.11	Lease, dated as of December 16, 2005, by and among Murray International Metals Limited and Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.11 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

10.12	Guarantee, dated January 25, 2006, by Murray International Metals Pte. Limited in favor of Steels (UK) QRS 16-58, Inc. (incorporated by reference to Exhibit 10.12 to EMC’s Form S-4 (SEC File No. 333-165928), filed on April 6, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated March 25, 2011 (incorporated by reference to the Company’s Form 8-K filed on March 25, 2011 (SEC File No. 333-165928-01).

21.1*	List of Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

Exhibit	Title

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Separate financial statements of affiliates whose securities are pledged as collateral.

101.1	The following materials from Edgen Murray II L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Partners’ (Deficit) Capital and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Exhibits 10.3 through 10.10 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.